Form 10-Q
period 2018-03-31
FIDELITY SOUTHERN CORP
filed 2018-05-04
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2018
Commission file number 001-34981
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
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2018 (the most recent practicable date), the Registrant had outstanding 27,036,895 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2018	December 31, 2017
Assets
Cash and due from banks	$37,703	$33,874
Interest-bearing deposits with banks	114,397	104,032
Federal funds sold	48,396	48,396
Cash and cash equivalents	200,496	186,302
Investment securities available-for-sale	124,576	120,121
Investment securities held-to-maturity (fair value of $20,947 and $21,685, respectively)	21,342	21,689
Loans held-for-sale (includes loans at fair value of $355,515 and $269,140, respectively)	425,300	357,755

Loans	3,714,308	3,580,966
Allowance for loan losses	(30,940)	(29,772)
Loans, net of allowance for loan losses	3,683,368	3,551,194

Premises and equipment, net	88,624	88,463
Other real estate, net	7,668	7,621
Bank owned life insurance	72,284	71,883
Servicing rights, net	119,553	112,615
Other assets	68,448	59,215
Total assets	$4,811,659	$4,576,858
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,152,315	$1,125,598
Interest-bearing deposits	2,748,092	2,741,602
Total deposits	3,900,407	3,867,200
Short-term borrowings	337,795	150,580
Subordinated debt, net	120,620	120,587
Other liabilities	42,093	36,859
Total liabilities	4,400,915	4,175,226
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 27,034,255 and 27,019,201, respectively	219,234	217,555
Accumulated other comprehensive (loss)/income, net of tax	(631)	383
Retained earnings	192,141	183,694
Total shareholders’ equity	410,744	401,632
Total liabilities and shareholders’ equity	$4,811,659	$4,576,858
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2018	2017
Interest income:
Loans, including fees	$39,849	$36,083
Investment securities:
Taxable interest income	1,098	1,163
Nontaxable interest income	77	45
Other	538	351
Total interest income	41,562	37,642
Interest expense:
Deposits	4,313	3,449
Short-term borrowings	910	392
Subordinated debt	1,571	1,567
Total interest expense	6,794	5,408
Net interest income	34,768	32,234
Provision for loan losses	2,130	2,100
Net interest income after provision for loan losses	32,638	30,134
Noninterest income:
Service charges on deposit accounts	1,472	1,455
Other fees and charges	2,235	1,857
Mortgage banking activities	28,562	25,869
Indirect lending activities	2,148	4,426
SBA lending activities	1,157	1,818
Trust and wealth management fees	532	288
Other	1,027	1,657
Total noninterest income	37,133	37,370
Noninterest expense:
Salaries and employee benefits	27,561	25,438
Commissions	7,506	7,498
Occupancy	4,932	4,163
Professional and other services	4,798	4,067
Other	9,945	9,406
Total noninterest expense	54,742	50,572
Income before income tax expense	15,029	16,932
Income tax expense	3,262	6,405
Net income	$11,767	$10,527

Earnings per common share:
Basic	$0.44	$0.40
Diluted	$0.43	$0.40

Cash dividends declared per common share	$0.12	$0.12

Net income	$11,767	$10,527
Other comprehensive (loss)/income, net of tax:
Change in net unrealized (losses)/gains on available-for-sale debt securities, net of tax effect of ($365) and $4, respectively	(1,094)	7
Other comprehensive (loss)/income, net of tax	(1,094)	7
Total comprehensive income	$10,673	$10,534
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income/(Loss), Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						10,527	10,527
Other comprehensive income, net of tax					7		7
Comprehensive income							10,534
Common stock issued under various employee plans, net			40	1,281			1,281
Cash dividends paid						(3,160)	(3,160)
Balance at March 31, 2017	—	$—	26,358	$206,590	$699	$164,013	$371,302

Balance at December 31, 2017	—	$—	27,019	$217,555	$383	$183,694	$401,632
Net income						11,767	11,767
Impact of adoption of new accounting standard (1)					80	(80)	—
Other comprehensive loss, net of tax					(1,094)		(1,094)
Comprehensive income							10,673
Common stock issued under various employee plans, net			15	1,679			1,679
Cash dividends paid						(3,240)	(3,240)
Balance at March 31, 2018	—	$—	27,034	$219,234	$(631)	$192,141	$410,744
(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018-02
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$11,767	$10,527
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	2,130	2,100
Depreciation and amortization of premises and equipment	1,091	1,159
Amortization of FDIC indemnification asset, net	4	510
Accretion of purchase discounts or premiums, net	(291)	(309)
Other amortization	236	363
Impairment of other real estate	85	839
Amortization and impairment of servicing rights, net	48	2,475
Share-based compensation expense	1,478	752
Postretirement benefits, net	618	526
Gains on loan sales, including origination of servicing rights	(17,723)	(20,659)
Net gain on sales of other real estate	—	(301)
Net income on bank owned life insurance	(401)	(436)
Net change in deferred income tax	(365)	5,632
Net change in fair value of loans held-for-sale	(2,109)	(2,907)
Originations of loans held-for-sale	(659,011)	(668,270)
Proceeds from sales of loans held-for-sale	605,996	787,827
Net payments (paid to) received from FDIC under loss-share agreements	(256)	413
(Increase) decrease in other assets	(592)	2,878
Increase in other liabilities	5,346	5,891
Net cash (used in) provided by operating activities	(51,949)	129,010
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(9,923)	—
Maturities, calls, and repayment of investment securities available-for-sale	3,826	4,999
Maturities, calls and repayment of investment securities held-to-maturity	330	576
Purchases of FHLB stock	(8,671)	(3,493)
Redemption of FHLB stock	—	3,187
Net increase in loans	(135,550)	(54,772)
Proceeds from sales of other real estate	—	3,986
Purchases of premises and equipment	(1,252)	(700)
Net cash used in investing activities	(151,240)	(46,217)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2018	2017
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$26,717	$40,472
Net increase in interest-bearing deposits	6,490	84,042
Net decrease in other short-term borrowings	(12,785)	(3,885)
Proceeds from FHLB advances	725,000	200,000
Repayments on FHLB advances	(525,000)	(200,000)
Proceeds from the issuance of common stock, net	201	529
Cash dividends paid on common stock	(3,240)	(3,160)
Net cash provided by financing activities	217,383	117,998
Net increase in cash and cash equivalents	14,194	200,791
Cash and cash equivalents, beginning of period	186,302	149,711
Cash and cash equivalents, end of period	$200,496	$350,502

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$5,701	$4,366
Income taxes	—	7
Transfers of loans from held-for-sale to held for investment	1,684	—
Transfers of loans to other real estate	132	994
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2018
(UNAUDITED)
1. Basis of Presentation and Summary of Significant Accounting Policies
The accompanying unaudited consolidated financial statements include the accounts of Fidelity Southern Corporation (“FSC” or “Fidelity”) and its wholly-owned subsidiaries. FSC owns 100% of Fidelity Bank (the “Bank”) and LionMark Insurance Company, an insurance agency offering consumer credit related insurance products. FSC also owns three subsidiaries established to issue trust preferred securities, which are not consolidated for financial reporting purposes in accordance with current accounting guidance, as FSC is not the primary beneficiary. The “Company” or “our,” as used herein, includes FSC and its consolidated subsidiaries, unless the context otherwise requires.
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
In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the date of the balance sheet and revenues and expenses for the periods presented. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant changes in the near term relate to the determination of the allowance for loan losses; the calculations of, amortization of, and the potential impairment of capitalized servicing rights; the valuation of loans held-for-sale and certain derivatives; the valuation of real estate or other assets acquired in connection with foreclosures or in satisfaction of loans; estimates used for fair value acquisition accounting, goodwill impairment testing and valuation of deferred income taxes. In addition, the actual lives of certain amortizable assets and income items are estimates subject to change. The Company principally operates in one business segment, which is community banking.
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
Operating results for the three-month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K and Annual Report to Shareholders for the year ended December 31, 2017.
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K filed with the Securities and Exchange Commission (“SEC”). There were no new accounting policies or changes to existing policies adopted during the first three months of 2018 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2018. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Tax Cuts and Jobs Act
Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017 and reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, on December 22, 2017, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for provisions of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the provisions of the Tax Act, the Company completed the remeasurement of its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the fourth quarter of 2017. For the three months ended March 31, 2018, no further adjustments were recorded related to the remeasurement of the Company's net deferred tax liability balance as a result of the Tax Act. The final impact of the Tax Act may differ from estimates used to calculate the remeasurement of its net deferred tax liability balance as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). This guidance amends SEC paragraphs in ASC 740, Income Taxes, to reflect SAB 118, which provides guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. This ASU was effective upon issuance. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In March 2018, the FASB issued ASU No. 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273, to delete ASC 320-10-S99-1, which had codified SAB Topic 5.M in the ASC. This ASU also removes from the ASC special requirements in SEC Regulation S-X Rule 3A-05 for public utility holding companies. In November 2017, the SEC issued Staff Accounting Bulletin (SAB) No. 117 to bring its existing guidance into conformity with Topic 321 of the FASB Accounting Standards Codification (ASC), “Investments-Equity Securities.” SAB 117 states that SAB Topic 5.M, “Other Than Temporary Impairment of Certain Investments in Equity Securities,” no longer is applicable upon a registrant’s adoption of ASC 321. For public business entities, Topic 321 was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. Upon adoption of ASC 321, investments in equity securities that previously qualified for presenting changes in fair value within other comprehensive income will be measured at fair value with changes in fair value presented immediately in net income. These changes were effective upon issuance.The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). This guidance amends ASU No. 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on recognizing and measuring financial instruments to clarify certain aspects of the guidance originally issued in January 2016. ASU 2016-01 was intended to improve the recognition and measurement of financial instruments by requiring that (a) equity investments that do not result in consolidation and are not accounted for under the equity method to be measured at fair value through net income, unless they qualify for the practicability exception for investments that do not have readily determinable fair values; (b) changes in instrument-specific credit risk for financial liabilities that are measured under the fair value option will be recognized in other comprehensive income; and (c) entities will make the assessment of the realizability of a deferred tax asset related to an available-for-sale debt security in combination with other deferred tax assets. The guidance in ASU 2016-01 is effective for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption was permitted. The amendments in ASU 2018-03 are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 with early adoption permitted, including adoption in any interim period, for public business entities. An entity should apply the amendments by means of a cumulative-effect adjustment to the balance sheet as of the beginning of the fiscal year of adoption.  The amendments related to equity securities without readily determinable fair values (including disclosure requirements) should be applied prospectively to equity investments that exist as of the date of adoption. The adoption of ASU 2018-03 and ASU 2016-01 effective January 1, 2018 did not have a significant impact on the Company's Consolidated Financial Statements.

In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” ("ASU 2018-02"), that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that passed U.S. Congress in December 2017. The amendments eliminate the stranded tax effects resulting from the Tax Cuts and Jobs Act and will improve the usefulness of information reported to financial statement users. However, because the amendments only relate to the reclassification of the income tax effects of the Tax Cuts and Jobs Act, the underlying guidance that requires that the effect of a change in tax laws or rates be included in income from continuing operations is not affected. The amendments in this Update affect any entity that is required to apply the provisions of Topic 220, Income Statement-Reporting Comprehensive Income, and has items of other comprehensive income for which the related tax effects are presented in other comprehensive income. The amendments in this Update are effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years with early adoption permitted, including adoption in any interim period, for public business entities for reporting periods for which financial statements have not yet been issued. These amendments should be applied either in the period of adoption or retrospectively to each period (or periods) in which the effect of the change in the U.S. federal corporate income tax rate in the Tax Cuts and Jobs Act is recognized. The Company elected to early adopt this guidance effective January 1, 2018. The adoption of ASU 2018-02 resulted in a reclassification of stranded tax effects of $80,000 to accumulated other comprehensive income (loss) from retained earnings.
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. Under the new guidance, an entity should not account for the effect of a modification if all of the following conditions are met. These conditions are: (1) the fair value of the modified award is the same as the fair value of the original award immediately before the original award is modified; (2) the vesting conditions of the modified award are the same as the vesting conditions of the original award immediately before the original award is modified; and (3) the classification of the modified award as an equity instrument or a liability instrument is the same as the classification of the original award immediately before the original award is modified. The current disclosure requirements in Topic 718 apply regardless of whether an entity is required to apply modification accounting under the amendments in this ASU. The amendments in this ASU affect any entity that changes the terms or conditions of a share-based payment award and are effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued and should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) that will change how employers who sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. Employers will be required to present the service cost component of net periodic benefit cost in the same income statement line item(s) as other employee compensation costs arising from services rendered during the period. In addition, only the service cost component will be eligible for capitalization in assets. The other components of the net periodic benefit cost will be presented separately from the line item(s) that includes the service cost and outside of any subtotal of operating income, if one is presented. Employers will be required to disclose the line(s) used to present the other components of net periodic benefit cost, if the components are not presented separately in the income statement. The guidance on the presentation of the components of net periodic benefit cost in the income statement will be applied retrospectively while the guidance limiting the capitalization of net periodic benefit cost in assets to the service cost component will be applied prospectively. Employers will have to provide the relevant disclosures required under ASC 250, Accounting Changes and Error Corrections, in the first interim and annual periods when they adopt the guidance. The guidance also provides a practical expedient for disaggregating the service cost component and other components for comparative periods. An employer that elects to apply the practical expedient must disclose the reason for doing so and other qualitative information about the capitalization of net periodic benefit cost. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption was permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption must be within the first interim period if an employer issues interim financial statements. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.

In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. Under Step 2, an entity was required to determine the fair value of individual assets and liabilities of a reporting unit (including unrecognized assets and liabilities) using the procedure for determining fair values in a business combination. Under the new guidance, goodwill impairment will be measured at the amount by which a reporting unit’s carrying amount, including those with a zero or negative carrying amount, exceeds its fair value. Any resulting impairment is limited to the carrying amount of goodwill. An entity must also disclose the amount of goodwill allocated to each reporting unit with a zero or negative carrying amount. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and is required to be applied prospectively with early adoption permitted for any impairment tests performed on testing dates after January 1, 2017. The early adoption of this ASU in the fourth quarter of 2017 did not have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-03, “Accounting Changes and Error Corrections (Topic 250) and Investments-Equity Method and Joint Ventures (Topic 323),” (“ASU 2017-03”). ASU 2017-03 amends the Codification for SEC staff announcements made at two Emerging Issues Task Force (EITF) meetings. At the September 2016 meeting, the SEC staff expressed its expectations about the extent of disclosures registrants should make about the effects of the new FASB guidance (including any amendments issued prior to adoption) on revenue from the new FASB guidance (ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” (“ASU 2014-09”)), leases, (ASU No. 2016-02, “Leases,” (“ASU 2016-02”)), and credit losses on financial instruments (ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” (“ASU 2016-13”)), in accordance with SAB Topic 11.M. That Topic required registrants to disclose the effect that recently issued accounting standards will have on their financial statements when adopted in a future period. ASU 2017-03 incorporated these SEC staff views into ASC 250 and added references to that guidance in the transition paragraphs of each of the three new standards. The Company adopted this guidance in the fourth quarter of 2016. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” (“ASU 2017-01”) which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The amendments in ASU 2017-01 provide a screen to determine when an asset is not a business. The screen requires that when substantially all of the fair value of the gross assets acquired (or disposed of) is concentrated in a single identifiable asset or a group of similar identifiable assets, the asset is not a business. This screen reduces the number of transactions that need to be further evaluated, and therefore are considered businesses. The amendments also provide a framework to assist entities in evaluating whether both an input and a substantive process are present. The guidance is effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods. Early adoption was permitted. The amendments in this ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU No. 2014-09 but does not change the core principle of the new standard. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. ASU 2014-09 requires that entities recognize revenue to reflect the transfers of goods or services to customers in an amount equal to the consideration the entity receives or expects to receive. The Company’s revenue is comprised of net interest income and noninterest income. As ASU 2014-09 does not apply to revenue associated with financial instruments, including loans and securities that are accounted for under other GAAP, net interest income, noninterest income from mortgage origination and servicing activities, and gain and losses from securities transactions are specifically excluded from the scope of the guidance. The Company adopted the guidance on January 1, 2018 utilizing the modified retrospective approach. The Company did not record a cumulative effect adjustment to opening retained earnings as the adoption of ASU 2014-09 did not have a significant impact on the Company's Consolidated Financial Statements. The Company also completed its evaluation of the expanded disclosure requirements for disaggregation of revenue and other information regarding material contracts and began presenting the required disclosures in its Consolidated Financial Statements for the quarter ended March 31, 2018. See Note 11. Revenue Recognition for more information.
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) — Restricted Cash,” (“ASU 2016-18”). The amendments in this ASU require that the statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The ASU is to be applied retrospectively and is effective for the Company beginning in fiscal 2018, including interim periods therein. Early adoption was permitted, including adoption in an interim period, with retrospective application. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” (“ASU 2016-16”). This guidance addresses the income tax consequences of intra-entity transfers of assets other than inventory. GAAP prohibits the recognition of current and deferred income taxes for an intra-entity asset transfer until the asset has been sold to an outside party. In addition, interpretations of this guidance have developed in practice over the years for transfers of certain intangible and tangible assets. The amendments in the update will require recognition of current and deferred income taxes resulting from an intra-entity transfer of an asset other than inventory when the transfer occurs. This standard is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments in this ASU should be applied using a modified retrospective approach through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Early adoption was permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The guidance addresses eight issues: (1) cash payments for debt prepayment or debt extinguishment costs; (2) cash payments for the settlement of zero-coupon debt instruments; (3) contingent consideration payments made after a business combination; (4) proceeds from the settlement of insurance claims; (5) proceeds from the settlement of corporate-owned life insurance (“COLI”) policies, including bank-owned life insurance (“BOLI”) policies; (6) distributions received from equity method investments; (7) beneficial interests in securitization transactions; and (8) separately identifiable cash flows using the application of the predominance principle, whereby an entity should classify each separately identifiable cash source and use on the basis of the nature of the underlying cash flows. The amendments in this ASU are to be applied retrospectively and are effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted, including adoption in an interim period, with adoption of all of the guidance in the same period. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
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

In June 2016, the FASB issued ASU No. 2016-13 which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. All other things being equal, higher credit losses will result in lower regulatory capital ratios for the Company. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a working group which includes representatives from various internal departments with the expertise needed to implement the guidance. As part of its implementation plan, the Company has allocated staff and put resources in place to evaluate the appropriate model options and is collecting, reviewing, and validating ten years of historical loan data for use in these models. The Company is also implementing a software package supported by a third-party vendor to automate the calculation of the allowance for loan losses under the new methodology. Management is continuing to evaluate the impact that the guidance will have on the Company’s Consolidated Financial Statements and its regulatory capital ratios through its effective date.
In February 2016, the FASB issued No. ASU 2016-02, "Leases" which requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. Accordingly, a lessee will recognize a lease asset for its right to use the underlying asset and a lease liability for the corresponding lease obligation. Both the asset and liability will initially be measured at the present value of the future minimum lease payments over the lease term. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Expense for an operating lease will continue to be reported on a straight-line basis over the lease term, whereas the expense for a finance lease will follow a financing model (amortization of the asset and interest on the lease liability). Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. The new guidance also introduces the requirement for periodic impairment testing of the right-of-use asset as a long-lived asset. For leases with a term of 12 months or less, a lessee can make an accounting policy election by class of underlying asset to not recognize an asset and corresponding liability. Lessees will also be required to provide additional qualitative and quantitative disclosures regarding the amount, timing and uncertainty of cash flows arising from leases. These disclosures are intended to supplement the amounts recorded in the financial statements and provide additional information about the nature of an organization’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which means applying the new balance sheet presentation and income statement classification guidance from the beginning of the earliest comparative period presented in the year of adoption. The transition guidance also provides specific guidance for sale and leaseback transactions, build-to-suit leases and amounts previously recognized in accordance with the business combinations guidance for leases. The total outstanding lease obligations, all of which are classified as operating leases, was $20.4 million, or 0.42% of total assets as of March 31, 2018. The Company is currently evaluating these lease obligations, as well as any embedded leases contained in its contractual outsourcing arrangements, as potential lease assets and liabilities as defined by the guidance as well as assessing the impact on its regulatory capital ratios. For regulated banking institutions such as the Company, the recognition of right-of-use assets on the balance sheet may impact the calculation of regulatory capital ratios by increasing the assets in the denominator of the risk-based capital ratios (risk-weighted assets) and leverage capital ratio (adjusted asset). All other things being equal, a higher denominator will result in lower regulatory capital ratios for the Company. The Company anticipates that the adoption of ASU 2016-02 will not have a significant impact on its Consolidated Financial Statements or its regulatory capital ratios, but will likely require changes to its systems, controls and processes. The Company is continuing to evaluate the full impact of this ASU on the Company’s Consolidated Financial Statements.
Other proposed accounting standards that have recently been issued by the FASB or other standard-setting bodies are not expected to have a material impact on the Company's financial position, results of operations or cash flows.
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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at March 31, 2018, and December 31, 2017:

	March 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,173	$58	$(275)	$21,956
Municipal securities	9,302	232	(42)	9,492
SBA pool securities	12,148	—	(396)	11,752
Residential mortgage-backed securities	57,664	577	(262)	57,979
Commercial mortgage-backed securities	24,130	—	(733)	23,397
Total available-for-sale	$125,417	$867	$(1,708)	$124,576

Investment securities held-to-maturity:
Municipal securities	$8,581	$17	$(155)	$8,443
Residential mortgage-backed securities	8,784	83	(340)	8,527
Commercial mortgage-backed securities	3,977	—	—	3,977
Total held-to-maturity	$21,342	$100	$(495)	$20,947

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,182	$141	$(98)	$22,225
Municipal securities	9,318	340	(23)	9,635
SBA pool securities	13,031	6	(127)	12,910
Residential mortgage-backed securities	50,251	803	(76)	50,978
Commercial mortgage-backed securities	24,721	6	(354)	24,373
Total available-for-sale	$119,503	$1,296	$(678)	$120,121

Investment securities held-to-maturity:
Municipal securities	$8,588	$53	$—	$8,641
Residential mortgage-backed securities	9,100	99	(156)	9,043
Commercial mortgage-backed securities	4,001	—	—	4,001
Total held-to-maturity	$21,689	$152	$(156)	$21,685
The Company held 26 and 19 investment securities available-for-sale that were in an unrealized loss position at March 31, 2018, and December 31, 2017, respectively. There were seven and six investment securities held-to-maturity that were in an unrealized loss position at March 31, 2018, and December 31, 2017, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2018
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$19,796	$(275)	$—	$—
Municipal securities	$1,808	$(8)	$1,034	$(34)
SBA pool securities	7,106	(207)	4,646	(189)
Residential mortgage-backed securities	10,968	(92)	4,998	(170)
Commercial mortgage-backed securities	11,785	(261)	11,610	(472)
Total available-for-sale	$51,463	$(843)	$22,288	$(865)

Investment securities held-to-maturity:
Municipal securities	$6,838	$(155)	$—	$—
Residential mortgage-backed securities	$—	$—	$7,248	$(340)
Total held-to-maturity	$6,838	$(155)	$7,248	$(340)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,974	$(98)	$—	$—
Municipal securities	—	—	1,050	(23)
SBA pool securities	3,285	(42)	4,979	(85)
Residential mortgage-backed securities	1,835	(8)	5,383	(68)
Commercial mortgage-backed securities	10,051	(89)	12,360	(265)
Total available-for-sale	$30,145	$(237)	$23,772	$(441)

Investment securities held-to-maturity:
Residential mortgage-backed securities	—	—	7,652	(156)
Total held-to-maturity	$—	$—	$7,652	$(156)
At March 31, 2018, and December 31, 2017, the unrealized losses on investment securities were related to market interest rate fluctuations since purchase and not credit losses. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. The unrealized loss position has increased during 2017 and 2018, primarily in the mortgage-backed securities and SBA pool securities categories, and is the result of the increase in interest rates.
As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.
Accordingly, as of March 31, 2018, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary, and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

The amortized cost and fair value of investment securities at March 31, 2018, and December 31, 2017, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	March 31, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,170	$20,913	$21,179	$21,160
Due after five years through ten years	1,003	1,043	1,003	1,065
Municipal securities
Due after one year through five years	1,498	1,468	1,503	1,488
Due after five years through ten years	2,750	2,837	2,753	2,877
Due after ten years	5,054	5,187	5,062	5,270
SBA pool securities
Due after five years through ten years	7,313	7,106	7,967	7,931
Due after ten years	4,835	4,646	5,064	4,979
Residential mortgage-backed securities	57,664	57,979	50,251	50,978
Commercial mortgage-backed securities	24,130	23,397	24,721	24,373
Total available-for-sale	$125,417	$124,576	$119,503	$120,121

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,604	$1,588	$1,641
Due after ten years	6,993	6,839	7,000	7,000
Residential mortgage-backed securities	8,784	8,527	9,100	9,043
Commercial mortgage-backed securities	3,977	3,977	4,001	4,001
Total held-to-maturity	$21,342	$20,947	$21,689	$21,685
There was one investment security available-for-sale called, matured, or paid off during the three months ended March 31, 2018, and two investment securities called, matured, or paid off during the three months ended March 31, 2017. There were no gross gains or losses for the investment securities that were called, matured, or paid off during the three months ended March 31, 2018, or 2017.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the three months ended March 31, 2018, or 2017.
The following table summarizes the investment securities that were pledged as collateral at March 31, 2018, and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Public deposits	$62,844	$60,415
Securities sold under repurchase agreements	25,551	19,485
Total pledged securities	$88,395	$79,900

3. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at March 31, 2018, and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Residential mortgage	$355,515	$269,140
SBA	19,785	13,615
Indirect automobile	50,000	75,000
Total loans held-for-sale	$425,300	$357,755
During the three months ended March 31, 2018, the Company transferred loans with unpaid principal balances of $1.7 million to the held for investment residential mortgage portfolio. During the three months ended March 31, 2017, no loans were transferred to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $220.6 million and $154.2 million pledged to the FHLB at March 31, 2018, and December 31, 2017, respectively.
4. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $36.0 million and $35.9 million at March 31, 2018, and December 31, 2017, respectively. Acquired loans represent previously acquired loans, which include $2.2 million and $2.3 million in loans covered under Loss Share Agreements with the FDIC at March 31, 2018 and December 31, 2017, respectively. Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	March 31, 2018
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$771,820	$125,477	$897,297
SBA	132,439	7,869	140,308
Total commercial loans	904,259	133,346	1,037,605

Construction	261,700	4,080	265,780

Indirect automobile	1,719,670	—	1,719,670
Installment loans and personal lines of credit	27,267	1,449	28,716
Total consumer loans	1,746,937	1,449	1,748,386
Residential mortgage	489,118	23,555	512,673
Home equity lines of credit	133,798	16,066	149,864
Total mortgage loans	622,916	39,621	662,537
Total loans	$3,535,812	$178,496	$3,714,308

	December 31, 2017
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$675,544	$135,655	$811,199
SBA	133,186	8,022	141,208
Total commercial loans	808,730	143,677	952,407

Construction	243,112	5,205	248,317

Indirect automobile	1,716,156	—	1,716,156
Installment loans and personal lines of credit	24,158	1,837	25,995
Total consumer loans	1,740,314	1,837	1,742,151
Residential mortgage	461,194	28,527	489,721
Home equity lines of credit	131,049	17,321	148,370
Total mortgage loans	592,243	45,848	638,091
Total loans	$3,384,399	$196,567	$3,580,966
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2018, or December 31, 2017.
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

(in thousands)	March 31, 2018	December 31, 2017
Commercial	$13,270	$11,314
SBA	4,592	2,503
Total commercial loans	17,862	13,817

Construction	4,338	4,520

Indirect automobile	1,535	1,912
Installment loans and personal lines of credit	436	440
Total consumer loans	1,971	2,352
Residential mortgage	30,650	23,169
Home equity lines of credit	3,885	3,154
Total mortgage loans	34,535	26,323
Total nonaccrual loans	$58,706	$47,012
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2018, and 2017, would have been $648,000 and $531,000, respectively. The amount of repurchased GNMA government-

guaranteed loans, primarily residential mortgage loans, included in the table above was $26.1 million and $19.5 million at March 31, 2018, and December 31, 2017, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at March 31, 2018, and December 31, 2017, were as follows:

	March 31, 2018			December 31, 2017
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$927	$7,257	$8,404	$3,821	$5,722	$8,468
SBA	4,417	63	1,446	5,560	70	3,800
Construction	286	48	—	—	102	—
Indirect automobile	2,257	—	2,132	3,971	87	1,960
Installment and personal lines of credit	247	—	30	449	—	33
Residential mortgage	6,581	347	395	7,447	268	495
Home equity lines of credit	980	13	53	831	64	51
Total	$15,695	$7,728	$12,460	$22,079	$6,313	$14,807
TDR Loans
During the three months ended March 31, 2018, a mortgage loan in the amount of $12,000 was modified for interest rate, and $1.1 million in loans were modified for term, which were mortgage and indirect auto loans. During the three months ended March 31, 2017, the amount of loans that were modified for interest rate was $187,000, which were all commercial loans. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.
During the three months ended March 31, 2018, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $267,000 which was comprised of mortgage and indirect loans. During the three months ended March 31, 2017, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $195,000 which was comprised of commercial and indirect loans. The Company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $21.0 million and $20.7 million at March 31, 2018, and December 31, 2017, respectively. There were no net charge-offs/recoveries of TDR loans for the three months ended March 31, 2018 and net charge-offs of $44,000 for the three months ended March 31, 2017. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2018 and December 31, 2017.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at March 31, 2018, and December 31, 2017:

(in thousands)	March 31, 2018	December 31, 2017
Commercial	$248,844	$242,695
Home equity lines of credit	104,575	94,526
Residential mortgage	388,538	351,591
Total	$741,957	$688,812
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million at March 31, 2018, and December 31, 2017, respectively, were pledged to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential Discount Window borrowings under a blanket lien arrangement.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at March 31, 2018, and December 31, 2017. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	March 31, 2018			December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$18,488	$17,634	$1,671	$11,877	$11,824	$839
SBA	3,637	2,753	259	6,634	5,664	294
Construction	—	—	—	—	—	—
Installment and personal lines of credit	336	283	214	343	290	219
Residential mortgage	5,107	5,058	612	4,838	4,799	616
Home equity lines of credit	1,539	1,416	728	831	745	633
Loans	$29,107	$27,144	$3,484	$24,523	$23,322	$2,601

	March 31, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$8,265	$6,705	$14,839	$12,509
SBA	4,448	3,665	1,815	1,133
Construction	5,788	4,338	5,995	4,520
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	29,124	28,402	21,955	21,398
Home equity lines of credit	2,322	2,192	2,452	2,318
Loans	$51,392	$45,465	$48,501	$42,041
(1)The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $26.1 million and $19.5 million in government-guaranteed residential mortgage loans at March 31, 2018, and December 31, 2017, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance.
The average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2018, and 2017, by class, are summarized in the table below. Impaired loans include legacy impaired loans, all TDRs and all other nonaccrual loans including GNMA optional repurchase loans.

	Three Months Ended March 31,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$24,282	$152	$20,155	$139
SBA	6,429	96	9,048	101
Construction	4,424	7	6,274	1
Indirect automobile	3,260	64	2,237	52
Installment and personal lines of credit	447	46	396	34
Residential mortgage	31,317	208	13,763	48
Home equity lines of credit	3,480	19	1,952	16
Total	$73,639	$592	$53,825	$391

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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 777 and 762 at March 31, 2018, and December 31, 2017, respectively.
The following are definitions of the Company's loan rating categories:
•Pass – Pass loans include loans rated satisfactory with high, good, average or acceptable business and credit risk.
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
•Loss – Loss loans are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class and risk rating category, as of March 31, 2018, and December 31, 2017:

(in thousands)	March 31, 2018
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$846,587	$129,164	$255,830	$—	$27,953	$476,283	$145,521	$1,881,338
Special Mention	20,333	6,912	5,556	—	232	1,029	141	34,203
Substandard	30,377	4,232	4,394	4,991	531	35,361	4,202	84,088
	897,297	140,308	265,780	4,991	28,716	512,673	149,864	1,999,629
Ungraded Performing	—	—	—	1,714,679	—	—	—	1,714,679
Total	$897,297	$140,308	$265,780	$1,719,670	$28,716	$512,673	$149,864	$3,714,308

(in thousands)	December 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$758,271	$129,629	$235,987	$—	$25,229	$461,650	$145,082	$1,755,848
Special Mention	21,264	6,847	7,699	—	231	—	—	36,041
Substandard	31,664	4,732	4,631	4,972	535	28,071	3,288	77,893
	811,199	141,208	248,317	4,972	25,995	489,721	148,370	1,869,782
Ungraded Performing	—	—	—	1,711,184	—	—	—	1,711,184
Total	$811,199	$141,208	$248,317	$1,716,156	$25,995	$489,721	$148,370	$3,580,966

Acquired Loans
The carrying amount and outstanding balance at March 31, 2018, of the PCI loans from acquisitions prior to 2017 was $24.3 million and $32.6 million, respectively, and $26.6 million and $35.3 million, respectively, at December 31, 2017.
Changes in the accretable yield, or income expected to be collected on PCI loans, for the three months ended March 31, 2018 and 2017, were as follows:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning balance	$3,005	$4,403
Accretion of income	(569)	(360)
Other activity, net (1)	880	—
Ending balance	$3,316	$4,043
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.

5. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended March 31, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772
Charge-offs	—	(105)	—	(1,434)	(40)	—	(1,579)
Recoveries	(75)	5	364	309	14	—	617
Net (charge-offs) / recoveries	(75)	(100)	364	(1,125)	(26)	—	(962)
Provision for loan losses	1,966	112	(160)	726	362	(876)	2,130
Ending balance	$9,737	$1,980	$2,600	$10,359	$6,264	$—	$30,940

	Three Months Ended March 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(133)	(85)	—	(1,835)	(51)	—	(2,104)
Recoveries	161	44	207	291	35	—	738
Net (charge-offs) / recoveries	28	(41)	207	(1,544)	(16)	—	(1,366)
Decrease in FDIC indemnification asset	(110)	—	—	—	—	—	(110)
Provision for loan losses(1)	200	191	(61)	1,667	71	32	2,100
Ending balance	$9,449	$2,128	$2,322	$9,935	$5,810	$811	$30,455
(1) Net of benefit attributable to FDIC indemnification asset

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	March 31, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$1,671	$259	$—	$214	$1,340	$—	$3,484
Collectively evaluated	7,993	1,721	2,575	10,145	4,888	—	27,322
Acquired with deteriorated credit quality	73	—	25	—	36	—	134
Total ALL	$9,737	$1,980	$2,600	$10,359	$6,264	$—	$30,940

Individually evaluated	$24,339	$6,419	$4,338	$445	$37,068	$—	$72,609
Collectively evaluated	854,212	133,451	261,052	1,747,929	620,738	—	3,617,382
Acquired with deteriorated credit quality	18,746	438	390	12	4,731	—	24,317
Total loans	$897,297	$140,308	$265,780	$1,748,386	$662,537	$—	$3,714,308

	December 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$839	$294	$—	$219	$1,249	$—	$2,601
Collectively evaluated	6,935	1,674	2,371	10,539	4,567	876	26,962
Acquired with deteriorated credit quality	72	—	25	—	112	—	209
Total ALL	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

Individually evaluated	$24,333	$6,797	$4,520	$453	$29,260	$—	$65,363
Collectively evaluated	766,143	133,955	243,344	1,741,635	603,895	—	3,488,972
Acquired with deteriorated credit quality	20,723	456	453	63	4,936	—	26,631
Total loans	$811,199	$141,208	$248,317	$1,742,151	$638,091	$—	$3,580,966
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans. At December 31, 2017, the allowance for originated loans consisted of specific, general and unallocated components. As of March 31, 2018, the unallocated component of the allowance for originated loans was eliminated.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. Total loans include acquired loans of $178.5 million and $196.6 million at March 31, 2018, and December 31, 2017, respectively, which were recorded at fair value when acquired. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
6. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	March 31, 2018	December 31, 2017
Commercial	$1,382	$1,422
Residential	390	258
Undeveloped property	5,896	5,941
Total ORE, net	$7,668	$7,621
The following table summarizes the changes in ORE:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Beginning balance	$7,621	$14,814
Transfers of loans to ORE	132	994
Sales	—	(3,685)
Write-downs	(85)	(839)
Ending balance	$7,668	$11,284
At March 31, 2018, and December 31, 2017, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $6.0 million and $3.0 million, respectively. Of these amounts, $5.1 million and $2.1 million, respectively, are residential mortgage loans where the Company has the intent to convey the property to the respective government agency guaranteeing the loan. Upon foreclosure, a separate other receivable in the amount expected to be recovered from the guarantee will be recognized and reported as part of other miscellaneous assets in the accompanying Consolidated Balance Sheets.
7. Fair Value of Financial Instruments
Valuation Methodologies and Fair Value Hierarchy
The primary financial instruments that the Company carries at fair value include investment securities available-for-sale, derivative financial instruments used to hedge the value of its mortgage pipeline and mortgage loans held for sale portfolio including

Interest Rate Lock Commitments (“IRLCs”), and residential mortgage loans held-for-sale.
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
Derivative financial instruments are primarily transacted in the secondary mortgage and institutional dealer markets and priced with observable market assumptions at a mid-market valuation point, with appropriate valuation adjustments for liquidity and credit risk. For purposes of valuation adjustments to its derivative positions, the Company has evaluated liquidity premiums that may be demanded by market participants, as well as the credit risk of its counterparties and its own credit if applicable. To date, no material losses due to a counterparty’s inability to pay any net uncollateralized position have occurred. Derivative financial instruments are considered to be Level 3.
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within several weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three months ended March 31, 2018, and 2017, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three months ended March 31, 2018 and 2017.

		March 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$124,576	$—	$124,576	$—
Mortgage loans held-for-sale	355,515	—	355,515	—
Other assets (1)	7,580	—	—	7,580
Other liabilities (1)	(1,641)	—	—	(1,641)

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$120,121	$—	$120,121	$—
Mortgage loans held-for-sale	269,140	—	269,140	—
Other assets (1)	4,168	—	—	4,168
Other liabilities (1)	(691)	—	—	(691)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2018, and 2017. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the derivative financial instruments referenced in the following table:

	As of or for the Three Months Ended March 31,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,168	$(691)	$7,111	$(1,065)
Total gains / (losses) included in earnings:
Issuances	7,580	(1,641)	8,025	(2,349)
Settlements and closed loans	(4,168)	691	(7,238)	1,065
Expirations	—	—	127	—
Ending balance	$7,580	$(1,641)	$8,025	$(2,349)
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

		March 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$25,545	$—	$—	$25,545
ORE, net	359	—	—	359
Residential mortgage servicing rights	38,991	—	—	38,991

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,257	$—	$—	$23,257
ORE, net	4,993	—	—	4,993
Residential mortgage servicing rights	57,895	—	—	57,895
SBA servicing rights	1,027	—	—	1,027
Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	March 31, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2018	Range/Weighted Average at December 31, 2017
Nonrecurring:
Impaired loans	$25,545	$23,257	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 10.00%	0% - 10.00% 10.00%
Other real estate	359	4,993	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 9.62%	0% - 10.00% 9.61%
Residential mortgage servicing rights	38,991	57,895	Discounted cash flows	Discount rate	10.14% - 11.63% 10.46%	9.64% - 11.13% 9.95%
				Modeled prepayment speeds	6.75% - 13.45% 6.90%	7.60% - 15.75% 8.19%
SBA servicing rights	—	1,027	Discounted cash flows	Discount rate	N/A	13.12%
				Modeled prepayment speeds	N/A	11.33%
Recurring:
IRLCs	6,497	3,439	Pricing model	Modeled pull-through ratio	84.50%	84.50%
Forward commitments	(558)	38	Investor pricing	Pricing spreads	98.70% - 104.52% 102.25%	90.00% - 104.94% 102.64%
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
No less frequently than quarterly, management reviews the status of mortgage loans held-for-sale for which the fair value option has been elected and evaluates pools of servicing assets to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these servicing assets results in reductions in their carrying values through a valuation allowance and a corresponding decrease in servicing income.
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
The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of March 31, 2018, and December 31, 2017. The aggregate fair value of loans held-for-sale that were 90 days or more past due or in nonaccrual status at March 31, 2018, was $165,000 with an unpaid principal balance of $177,000, a difference of $12,000 in aggregate fair value under the unpaid principal balance. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at December 31, 2017.

(in thousands)	Aggregate Fair Value March 31, 2018	Aggregate Unpaid Principal Balance at March 31, 2018	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$355,515	$348,797	$6,718

(in thousands)	Aggregate Fair Value December 31, 2017	Aggregate Unpaid Principal Balance at December 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$269,140	$262,315	$6,825
Net fair value (losses)/gains related to mortgage banking activities for items measured at fair value pursuant to election of FVO for the three months ended March 31, 2018, and 2017, were $(107,000) and $3.3 million, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of March 31, 2018, and December 31, 2017:

		Fair Value Measurements at March 31, 2018
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$200,496	$200,496	$—	$—	$200,496
Investment securities available-for-sale	124,576	—	124,576	—	124,576
Investment securities held-to-maturity	21,342	—	16,970	3,977	20,947
Total loans, net (1)	4,108,668	—	355,515	3,499,485	3,855,000
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,152,315	$—	$—	$1,152,315	$1,152,315
Interest-bearing deposits	2,748,092	—	—	2,749,553	2,749,553
Short-term borrowings	337,795	—	337,795	—	337,795
Subordinated debt	120,620	—	112,610	—	112,610

		Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$186,302	$186,302	$—	$—	$186,302
Investment securities available-for-sale	120,121	—	120,121	—	120,121
Investment securities held-to-maturity	21,689	—	17,684	4,001	21,685
Total loans, net (1)	3,908,949	—	269,140	3,466,839	3,735,979
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,125,598	$—	$—	$1,125,598	$1,125,598
Interest-bearing deposits	2,741,602	—	—	2,739,204	2,739,204
Short-term borrowings	150,580	—	150,580	—	150,580
Subordinated debt	120,587	—	114,402	—	114,402
(1)Includes $355,515 and $269,140 in residential mortgage loans held-for-sale at March 31, 2018, and December 31, 2017, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2018, and December 31, 2017, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

8. Derivative Financial Instruments
The Company uses derivative financial instruments to hedge the value of its mortgage pipeline and its mortgage loans held for sale. These instruments are not designated as hedges and are not speculative in nature.
Gains/(losses) of $2.5 million and $(369,000) were recorded for the three months ended March 31, 2018, and 2017, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
Derivatives contracts are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. The notional amounts of the Company’s derivative positions at March 31, 2018 and December 31, 2017 were as follows:

	Contract or Notional Amount as of
(in thousands)	March 31, 2018	December 31, 2017
Forward rate commitments	$653,027	$430,389
Interest rate lock commitments	323,116	172,293
Total derivatives contracts	$976,143	$602,682
The Company’s derivative contracts are not subject to master netting arrangements.
9. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share )	2018	2017
Net income	$11,767	$10,527

Weighted average common shares outstanding - basic (1)	27,011	26,335
Effect of dilutive stock options(2)	110	142
Weighted average common shares outstanding – diluted	27,121	26,477

EPS:
Basic	$0.44	$0.40
Diluted	$0.43	$0.40
(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period, if any
(2)Effect of dilutive stock options includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period

As of March 31, 2018, there were 612,500 common stock options that were excluded as potentially dilutive. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares.) As of March 31, 2017, there were no common stock options that were excluded as potentially dilutive.
10. Certain Transfers of Financial Assets
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

(in thousands)	March 31, 2018	December 31, 2017
Loan servicing rights
Residential mortgage	$107,943	$100,679
SBA	4,737	4,818
Indirect automobile	6,873	7,118
Total servicing rights	$119,553	$112,615
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended March 31, 2018, and 2017, the Company sold $431.6 million and $496.9 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended March 31, 2018, and 2017, the Company recorded gains on sales of residential mortgage loans of $17.6 million and $18.7 million, respectively.
During the three months ended March 31, 2018, and 2017, the Company recorded servicing fee income of $6.2 million and $5.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Residential mortgage servicing rights
Beginning carrying value, net	$100,679	$86,131
Additions	6,146	6,425
Amortization	(3,426)	(3,158)
Recoveries, net (1)	4,544	1,989
Ending carrying value, net	$107,943	$91,387
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Residential mortgage servicing impairment
Beginning balance	$9,818	$9,152
Additions	—	57
Recoveries	(4,544)	(2,046)
Ending balance	$5,274	$7,163
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2018	December 31, 2017
Residential Mortgage Servicing Rights
Fair Value	$113,237	$103,725
Composition of residential loans serviced for others:
Fixed-rate	99.58%	99.55%
Adjustable-rate	0.42%	0.45%
Total	100.00%	100.00%
Remaining term (years)	25.7	25.7
Modeled prepayment speed	6.94%	8.19%
Decline in fair value due to a 10% adverse change	$(3,426)	$(3,497)
Decline in fair value due to a 20% adverse change	(6,610)	(6,796)
Weighted average discount rate	10.46%	9.95%
Decline in fair value due to a 10% adverse change	$(5,154)	$(4,299)
Decline in fair value due to a 20% adverse change	(9,794)	(8,223)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	March 31, 2018			Net Charge-offs for the Three Months Ended March 31, 2018
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$9,098,508	$101,544	$7,046	$—
Held-for-sale (1)	348,797	255	177	—
Held-for-investment (2)	511,476	12,012	20,397	—
Total residential mortgage loans serviced	$9,958,781	$113,811	$27,620	$—
(1) The fair value of the amount that was 90+ days past due was $109,000 after applicable discount recorded under the fair value option for mortgage loans held-for-sale. There were no applicable discounts for loans held-for-sale that were 30-89 days past due.
(2) Delinquent loans held-for-investment include repurchased loans covered by government agency guarantees that were 30-89 days past due and 90+ days past due of $4,860 and $16,962, respectively.
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended March 31, 2018, the Company has sold approximately 49,100 loans with a principal balance of approximately $12.2 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.

Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2018, and December 31, 2017, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans to commercial borrowers, primarily SBA loans, with third parties in the secondary market. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended March 31, 2018, and 2017, the Company sold $10.7 million and $14.0 million in SBA loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended March 31, 2018, and 2017, the Company recorded gains on sales of SBA loans of $586,000 and $1.2 million, respectively.
During the three months ended March 31, 2018, and 2017, the Company recorded servicing fee income of $571,000 and $621,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
SBA loan servicing rights
Beginning carrying value, net	$4,818	$5,707
Additions	271	391
Amortization	(483)	(416)
Recoveries / (impairment), net (1)	131	(20)
Ending carrying value, net	$4,737	$5,662
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended March 31,
(in thousands)	2018	2017
SBA servicing rights impairment
Beginning balance	$134	$—
Additions	—	20
Recoveries	(131)	—
Ending balance	$3	$20
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2018	December 31, 2017
SBA loan servicing rights
Fair Value	$4,923	$5,275
Composition of loans serviced for others:
Fixed-rate	—%	—%
Adjustable-rate	100.00%	100.00%
Total	100.00%	100.00%
Remaining term (years)	18.8	18.9
Modeled prepayment speed	11.33%	11.33%
Decline in fair value due to a 10% adverse change	$(171)	$(181)
Decline in fair value due to a 20% adverse change	(332)	(351)
Weighted average discount rate	13.63%	13.13%
Decline in fair value due to a 10% adverse change	$(195)	$(199)
Decline in fair value due to a 20% adverse change	(376)	(384)
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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	March 31, 2018			Net Charge-offs for the Three Months Ended March 31, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$248,232	$14,642	$1,422	$—
Held-for-sale	19,785	—	—	—
Held-for-investment	144,975	5,187	4,004	100
Total SBA loans serviced	$412,992	$19,829	$5,426	$100
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended March 31, 2018, and 2017, the Company sold $86.0 million and $192.4 million in indirect automobile loans, respectively, with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended March 31, 2018, and 2017, the Company recorded gains on sales of indirect automobile loans of $1.0 million and $3.2 million, respectively.
During the three months ended March 31, 2018, and 2017, the Company recorded servicing fee income of $2.0 million, and $2.1 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended March 31,
(in thousands)	2018	2017
Indirect automobile loan servicing rights
Beginning carrying value	$7,118	$7,457
Additions	569	1,403
Amortization	(814)	(870)
Ending carrying value	$6,873	$7,990
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2018	December 31, 2017
Indirect automobile loan servicing rights
Fair value	$6,961	$7,436
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Remaining term (years)	4.4	4.5
Modeled prepayment speed	20.59%	20.59%
Decline in fair value due to a 10% adverse change	$(174)	$(192)
Decline in fair value due to a 20% adverse change	(343)	(377)
Weighted average discount rate	7.72%	7.18%
Decline in fair value due to a 10% adverse change	$(67)	$(69)
Decline in fair value due to a 20% adverse change	(133)	(137)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	March 31, 2018			Net Charge-offs for the Three Months Ended March 31, 2018
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$1,018,743	$2,075	$2,756	$1,128
Held-for-sale	50,000	—	—	—
Held-for-investment	1,719,670	3,292	3,187	1,147
Total indirect automobile loans serviced	$2,788,413	$5,367	$5,943	$2,275
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.

11. Revenue Recognition
On January 1, 2018, the Company adopted ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606) and all subsequent ASUs that modified Topic 606. As stated in Note 1. Basis of Presentation and Summary of Significant Accounting Policies, the implementation of the new guidance did not have a material impact on the measurement or recognition of revenue. The Company did not record a cumulative effect adjustment to opening retained earnings. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts were not adjusted and continue to be reported in accordance with our historic accounting under Topic 605.
Topic 606 does not apply to revenue associated with financial instruments, including revenue from loans and securities. In addition, certain noninterest income streams such as fees associated with our servicing rights activities, financial guarantees, derivatives, and certain credit card fees are also not in scope of the new guidance. Topic 606 is applicable to noninterest revenue streams such as trust and asset management income, deposit related fees, interchange fees, merchant income, and annuity and insurance commissions. However, the recognition of these revenue streams did not change significantly upon adoption of Topic 606. Substantially all of the Company’s revenue is generated from contracts with customers. Noninterest revenue streams in-scope of Topic 606 are discussed below.
Service Charges on Deposit Accounts
Service charges on deposit accounts fees is mainly composed of maintenance fees, service fees, stop payment fees, and non-sufficient funds ("NSF") fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.
Debit Card Fees, Credit Card Fees, and Merchant Fees
Fees, exchange, and other service charges are primarily comprised of debit and credit card income, ATM fees, merchant services income, and other service charges. Debit and credit card income is primarily derived from interchange fees earned whenever the Company’s debit and credit cards are processed through card payment networks such as Visa. ATM fees are primarily generated when a Company's card-holder uses a non-Company ATM or a non-Company card-holder uses the Company ATM. Merchant services income mainly represents fees charged to merchants to process their debit and/or credit card transactions, in addition to account management fees. Other service charges include revenue from processing wire transfers, bill pay service, cashier’s checks, and other services. The Company’s performance obligation for fees, exchange, and other service charges are largely satisfied, and related revenue recognized, when the services are rendered or upon completion. Payment is typically received immediately or in the following month.
Trust and Wealth Management
Trust and wealth management income is primarily comprised of fees earned from personal trust administration, estate settlement, investment management, employee benefit plan administration, custody, United States tax code sections 1031/1033 exchanges ("Sections 1031/1033 exchanges") and escrow accounts. Personal trust administration, investment management, employee benefit plan administration and custody fees are generally earned/accrued monthly with billings typically done monthly, and are based on the assets/trust under management or administration and services with certain annual minimum fees provided as outlined in the applicable fee schedule. Sections 1031/1033 exchanges and escrow accounts fees are based on a contractual agreement. The Company’s fiduciary obligations are generally satisfied over time and the resulting fees are recognized monthly, based upon the monthly average market value of the assets under management and the applicable fee rate. Payment is typically received in the following month. The Company does not earn performance-based incentives.
 Insurance Commissions
The Company earns insurance commissions through LionMark Insurance Company, Inc., a wholly owned subsidiary that markets credit loss protection insurance products on an agency basis. The contract between the Company and the Agent is primarily for vendor single interest coverage (“VSI insurance”) and does not involve goods or services that are distinct in nature. The performance obligation is essentially completed upon the sale of the individual VSI insurance contracts.
Gain or Loss of ORE
The Company recognizes the sale of ORE, along with any associated gain or loss, when control of the property transfers to the buyer. Generally, the standard includes the following indicators that control of a promised asset has been transferred:

▪	The seller has a present right to payment for the asset.

▪	The buyer has legal title of the asset.

▪	The seller has transferred physical possession of the asset.

▪	The buyer has the significant risks and rewards of ownership of the asset.

▪	The buyer has accepted the asset.

The Company at times may finance an ORE sale and will need to apply judgment in evaluating, at contract inception, whether the contract conditions are met, including whether it is probable that the Company shall collect substantially all of the entitled consideration by assessing both the buyer’s intent and ability (i.e., capacity) to pay substantially all the amount to which the Company is entitled. The Company enhanced its ORE internal business operating procedures to ensure that such financed ORE sale gain or loss is recognized once all the new standard requirements are met.
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2018, and 2017:

	Three Months Ended March 31,
($ in thousands)	2018	2017
Noninterest Income
In-scope of Topic 606:
Service charges on deposit accounts	$1,472	$1,455
Other fees and charges	2,035	1,791
Trust and wealth management	532	288
Other:
Insurance commissions	398	300
Gain (loss) on ORE	—	301
Total Other	$398	$601
Noninterest income (in-scope of Topic 606)	4,437	4,135
Noninterest income (out-of-scope of Topic 606)	32,696	33,235
Total noninterest income	$37,133	$37,370
Contract Balances
Typically, a contract asset balance occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating in a contract asset. On the other hand, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees, and insurance commissions based on the terms and conditions of the associated contracts. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2018, and December 31, 2017, the Company did not have any significant contract balances.
Contract Acquisition Costs
In connection with the adoption of Topic 606, an entity is required to capitalize, and subsequently amortize into expense, certain incremental costs of obtaining a contract with a customer if these costs are expected to be recovered. The incremental costs of obtaining a contract are those costs that an entity incurs to obtain a contract with a customer that it would not have incurred if the contract had not been obtained. The Company utilizes the practical expedient which allows entities to immediately expense contract acquisition costs when the asset that would have resulted from capitalizing these costs would have been amortized in one year or less. The Company did not capitalize any contract acquisition costs upon adoption of Topic 606.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2018 compared to December 31, 2017, and compares the results of operations for the three months ended March 31, 2018, and 2017. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this report or in any other statements, release, report or filing from time to time. Investors are encouraged to read the related section in our 2017 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q:

	As of or for the Three Months Ended
($ in thousands, except per share data)	March 31, 2018	December 31, 2017	March 31, 2017
INCOME STATEMENT DATA:
Interest income	$41,562	$41,653	$37,642
Interest expense	6,794	5,779	5,408
Net interest income	34,768	35,874	32,234
Provision for loan losses	2,130	—	2,100
Noninterest income	37,133	28,888	37,370
Noninterest expense	54,742	52,910	50,572
Net income before income taxes	15,029	11,852	16,932
Income tax expense (benefit)	3,262	(591)	6,405
Net income	11,767	12,443	10,527
PERFORMANCE:
Earnings per common share - basic	$0.44	$0.46	$0.40
Earnings per common share - diluted	0.43	0.46	0.40
Total revenues	78,695	70,541	75,012
Book value per common share	15.19	14.86	14.09
Tangible book value per common share(1)	14.75	14.41	13.58
Cash dividends paid per common share	0.12	0.12	0.12
Dividend payout ratio	27.27%	26.09%	30.00%
Return on average assets	1.03%	1.10%	0.97%
Return on average shareholders' equity	11.83%	12.57%	11.78%
Equity to assets ratio	8.54%	8.78%	8.19%
Net interest margin	3.29%	3.42%	3.21%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,811,659	$4,576,858	4,531,057
Earning assets	4,466,249	4,242,218	4,192,919
Loans, excluding loans held-for-sale	3,714,308	3,580,966	3,354,926
Total loans	4,139,608	3,938,721	3,716,043
Total deposits	3,900,407	3,867,200	3,755,108
Shareholders' equity	410,744	401,632	371,302
Assets serviced for others	10,367,564	10,242,742	9,553,855
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.11%	0.11%	0.16%
Allowance to period-end loans	0.83%	0.83%	0.91%
Nonperforming assets to total loans, ORE and repossessions	2.04%	1.76%	1.77%
Adjusted nonperforming assets to loans, ORE and repossessions(2)	1.14%	1.06%	1.25%
Allowance to nonperforming loans, ORE and repossessions	0.41x	0.47x	0.51x
SELECTED RATIOS:
Loans to total deposits	95.23%	92.60%	89.34%
Average total loans to average earning assets	92.71%	91.95%	91.08%
Noninterest income to total revenue	47.19%	40.95%	49.82%
Leverage ratio	8.74%	8.85%	8.48%
Common equity tier 1 capital	8.41%	8.86%	8.37%
Tier 1 risk-based capital	9.47%	10.00%	9.51%
Total risk-based capital	11.98%	12.65%	12.20%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	613,314	669,733	552,997
Total mortgage loan sales	496,484	602,171	566,003
Indirect automobile production	258,560	345,032	316,541
Total indirect automobile sales	86,000	59,681	192,435
(1) Non-GAAP financial measure. See non-GAAP reconciliation table for the comparable GAAP measure.
(2) Excludes acquired loans and net of government guarantees. See non-GAAP reconciliation table for the comparable GAAP measure.

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
Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending and residential mortgage lending. SBA lending has a nation-wide footprint.
We have continued to focus on organic growth and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. We continue to emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth. We opened a branch in Macon, GA in January 2018 and in Covington, GA in March 2018. We have received regulatory approval to open a branch in Sugar Hill, GA, which we expect to open in the second quarter of 2018. Opening this branch will bring the total number of retail branches to 69 with 50 branches in Georgia and 19 in Florida. We believe our retail branch network positions us to generate new customers and business opportunities. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level.
Wealth Management began operations in July 2014 when we began offering trust services. We expanded our services and team in 2017 with the addition of client advisors. The Wealth Management division provides trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals. Our investment in the Wealth Management business began to contribute to earnings in 2017.
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
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the three months ended March 31, 2018, impairment recovery on mortgage servicing rights ("MSRs") was recorded as part of noninterest income from mortgage banking activities. The impairment recovery occurred as estimated future prepayment speeds stabilized during the period, partially the result of higher interest rates, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
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
Financial Performance
We recorded net income for the three months ended March 31, 2018 of $11.8 million compared to $10.5 million for the same period in 2017, an increase of $1.2 million, or 11.8%.
Basic and diluted earnings per common share for the three months ended March 31, 2018, were $0.44 and $0.43, respectively, compared to $0.40 for both basic and diluted earnings per common share, for the same period last year.

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
In particular, management uses tangible shareholders' equity, adjusted allowance for loan losses, adjusted nonperforming assets, adjusted nonperforming loans, adjusted total loans, and related ratios, each of which is a non-GAAP financial measure. Management uses (i) tangible shareholders' equity (which exclude goodwill and other intangibles from equity) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; and (ii) adjusted allowance for loan losses (which includes adjustments related to acquired loans and indirect auto loans), adjusted non-performing assets and adjusted loans (which includes adjustments for repurchased government-guaranteed loans, SBA guaranteed loans and acquired loans) as supplemental information to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers. A reconciliation of these non-GAAP financial measures to their nearest GAAP measure appears in the table below.
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

	As of or for the quarter ended
($ in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$75,955	$63,338	$59,729
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(26,091)	(19,478)	(12,287)
Less: SBA guaranteed loans included in nonaccrual loans	(1,541)	(1,652)	(3,373)
Less: Nonaccrual acquired loans	(7,890)	(6,242)	(5,204)
Adjusted nonperforming assets, excluding government-guaranteed and acquired loans (Non-GAAP)	$40,433	$35,966	$38,865
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,714,308	$3,580,966	$3,354,926
Add: ORE	7,668	7,621	11,284
Add: repossessions	1,853	2,392	1,654
Total loans, ORE, and repossessions (GAAP)	3,723,829	3,590,979	3,367,864
Less: acquired loans	(178,496)	(196,567)	(258,366)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,545,333	$3,394,412	$3,109,498
Nonperforming assets to loans, ORE, and repossessions (GAAP)	2.04%	1.76%	1.77%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	1.14%	1.06%	1.25%
Nonperforming assets to total assets (GAAP)	1.58%	1.38%	1.32%
Adjusted nonperforming assets to total assets (non-GAAP)	0.84%	0.79%	0.86%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$30,940	$29,772	$30,455
Less: allowance allocated to indirect auto loans	(9,888)	(10,258)	(9,442)
Less: allowance allocated to acquired loans	(134)	(209)	(284)
Adjusted allowance for loan losses (non-GAAP)	$20,918	$19,305	$20,729
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,714,308	$3,580,966	$3,354,926
Less: indirect auto loans	(1,719,670)	(1,716,156)	(1,565,298)
Less: acquired loans	(178,496)	(196,567)	(258,366)
Adjusted period end loans (non-GAAP)	$1,816,142	$1,668,243	$1,531,262
Allowance to total loans (GAAP)	0.83%	0.83%	0.91%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.15%	1.16%	1.35%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$410,744	$401,632	$371,302
Less: intangibles	(12,028)	(12,306)	(13,307)
Tangible shareholders' equity	$398,716	$389,326	$357,995
End of period shares	27,034,255	27,019,201	26,358,620
Book value per common share (GAAP)	15.19	14.86	14.09
Tangible book value per common share (non-GAAP)	14.75	14.41	13.58
Results of Operations
Net Income
Net income for the three months ended March 31, 2018 was $11.8 million compared to $10.5 million for the same period in 2017, an increase of $1.2 million, or 11.8%. This increase is primarily due to a decrease of $3.1 million in income tax expense from the change in the federal tax rate as discussed in Note 1. Significant Accounting Policies to the unaudited consolidated financial statements. Pre-tax income was $1.9 million lower for the quarter. Higher net interest income of $2.5 million was the result of an increase of 13 basis points in loan yields and growth in average loans of $259.1 million, which was offset by $4.2 million in higher noninterest expense, primarily salaries and benefits. The increase in loan yield was partially driven by a relatively larger increase in higher yielding commercial loans and the three increases to the fed funds rate in 2017 of 75 basis points in total.
On a linked-quarter basis, net income was $676,000 less than the previous quarter, primarily due to the one-time income tax benefit of $4.9 million recorded in the previous quarter to revalue the deferred tax liability at December 31, 2017. Pre-tax income was $3.2 million higher than the previous quarter, primarily due to higher noninterest income driven by MSRs impairment recovery of $4.5 million, partially offset by a decrease in net interest income of $1.1 million as higher-cost short term borrowings increased relative to deposits to finance higher loan production in the first quarter. Noninterest expense also increased by $1.8 million due to increased salaries and benefits.
Interest Income
Interest income was $41.6 million, an increase of $3.9 million, or 10.4% for the quarter compared to the same period in 2017, as the yield on loans increased by 13 basis points, primarily in the commercial, construction and mortgage loan portfolios, mainly due to the increases in the prime rate of 75 basis points during 2017. Year over year, average loans for the quarter increased by $259.1 million, or 7.0%, compared to the same period a year ago.
On a linked-quarter basis, interest income decreased by $91,000, or 0.2%. An increase in average loans of $144.9 million drove interest income which was offset by loan yields that decreased by 8 basis points. Excluding the variance of 6 basis points in accretable yield, the yield decreased by 2 basis points for the quarter. Interest income on loans for the previous quarter included $1.2 million in accretable yield earned on the purchased credit impaired ("PCI") loan portfolio, compared to $569,000 in the current quarter.
Interest Expense
Interest expense for the quarter of $6.8 million reflects an increase of $1.4 million, or 25.6%, as compared to the same quarter a year ago, primarily due to an increase in interest expense on deposits. A $26.1 million increase in average interest-bearing deposits for the quarter was due to the Bank’s continued deposit marketing campaign.
On a linked-quarter basis, interest expense increased by $1.0 million, or 17.6%, primarily due to increased higher-cost short term borrowings and a 5 basis point increase in deposit cost, due primarily to CD special pricing increases and new Florida and Georgia promotional money market products and rates. The yield paid on short-term borrowings increased 134 basis points due to the significant use of FHLB borrowings during the quarter which carry higher rates.
Net Interest Margin
As compared to the same quarter a year ago, net interest margin (tax equivalent) increased by 8 basis points, from 3.21% to 3.29%, primarily due to a 13 basis point increase in the yield on average loans, offset by an increase in the yield on total interest-bearing liabilities of 18 basis points from 0.72% to 0.90%.
Average earning assets increased by $207.5 million, primarily due to the increase in average loans over the year. Average interest-bearing liabilities increased by $16.4 million primarily driven by an increase in average interest-bearing deposits of $26.1 million, offset by a decrease in average borrowings of $9.7 million. Year over year, the deposit marketing campaigns in Florida have successfully increased average deposits and new commercial deposit relationships.
On a linked-quarter basis, the net interest margin decreased from 3.42% to 3.29%. The yield on total average earning assets decreased from 3.97% to 3.93%, while the yield on total interest bearing liabilities increased slightly by 12 basis points to 0.90%. Average loans increased by $144.9 million with an 8 basis point decrease in yield, primarily due to decreases in yield on commercial and SBA loans. Excluding the variance of 6 basis points in accretable yield, the yield decreased by 2 basis points for the quarter.
Average earning assets increased by $121.9 million, primarily driven by the increase in average loans for the quarter. Average interest-bearing liabilities increased by $119.5 million, primarily driven by the increase in other short-term borrowings for the quarter of $204.3 million, offset by an decrease of $84.8 million in average interest-bearing deposits.
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
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

Reconciliation of Non-GAAP Measure:	Three Months Ended March 31,
(in thousands)	2018	2017
Interest income, GAAP basis	$41,562	$37,642
Taxable-equivalent adjustment	39	118
Interest income, taxable-equivalent basis	$41,601	$37,760
Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2018			March 31, 2017
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans, net of unearned income(1)	$3,977,328	$39,868	4.07%	$3,718,260	$36,130	3.94%
Investment securities(1)	155,920	1,195	3.11%	171,853	1,279	3.02%
Other earning assets	156,751	538	1.39%	192,431	351	0.74%
Total interest-earning assets	4,289,999	41,601	3.93%	4,082,544	37,760	3.75%
Noninterest-earning assets:
Cash and due from banks	36,370			38,578
Allowance for loan losses	(30,002)			(29,788)
Premises and equipment, net	88,732			87,792
Other real estate	7,606			14,147
Other assets	233,677			216,219
Total noninterest-earning assets	336,383			326,948
Total assets	$4,626,382			$4,409,492

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$461,614	$162	0.14%	$423,085	$111	0.11%
Money market and savings deposits	1,345,905	1,841	0.55%	1,208,877	1,177	0.39%
Time deposits	901,394	2,310	1.04%	1,050,897	2,161	0.83%
Total interest-bearing deposits	2,708,913	4,313	0.65%	2,682,859	3,449	0.52%
Short-term borrowings	235,519	910	1.57%	245,262	392	0.65%
Subordinated debt	120,604	1,571	5.29%	120,472	1,567	5.28%
Total interest-bearing liabilities	3,065,036	6,794	0.90%	3,048,593	5,408	0.72%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,120,562			961,188
Other liabilities	37,336			37,390
Shareholders’ equity	403,448			362,321
Total noninterest-bearing liabilities and shareholders’ equity	1,561,346			1,360,899
Total liabilities and shareholders’ equity	$4,626,382			$4,409,492
Net interest income/spread		$34,807	3.03%		$32,352	3.03%
Net interest margin			3.29%			3.21%
(1)Interest income includes the effect of taxable equivalent adjustment using a 21% tax rate in March 31, 2018 and a 35% tax rate in March 31, 2017.

Provision for Loan Losses
Management’s policy is to maintain the allowance for loan losses at a level sufficient to absorb probable incurred losses inherent in the loan portfolio as of the balance sheet date. The allowance is increased by the provision for loan losses and decreased by charge-offs, net of recoveries, net of amounts due from the FDIC under the loss sharing agreements for our past FDIC-assisted transactions. The provision for loan losses is subject to a quarterly review process which incorporates trends in factors such as historical credit losses, delinquencies, level of nonperforming loans, loan growth, composition of the loan portfolio, etc., combined with management's view on qualitative factors such as economic conditions, loan concentrations, etc.
The provision for loan losses was $2.1 million for the three months ended March 31, 2018, a slight increase of $30,000 compared to the same period in 2017. The primary reason was due to the growth of our commercial loan portfolio and several non performing asset-related specific reserves. Annualized net charge-offs remained low for the quarter at 0.11% of average loans.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2018	2017	2017
Balance at beginning of period	$29,772	$29,831	$29,831
Net charge-offs:
Commercial	(75)	28	(237)
SBA	(100)	(41)	(160)
Construction	364	207	898
Consumer	(1,125)	(1,544)	(4,736)
Mortgage	(26)	(16)	56
Total net charge-offs	(962)	(1,366)	(4,179)
Decrease in FDIC indemnification asset	—	(110)	(155)
Provision for loan losses(1)	2,130	2,100	4,275
Balance at end of period	$30,940	$30,455	$29,772

Allowance for loan losses as a percentage of loans	0.83%	0.91%	0.83%
Adjusted allowance as a percentage of adjusted loans (non-GAAP)(2)	1.15%	1.35%	1.16%
Ratio of net charge-offs to average loans outstanding, net	0.11%	0.16%	0.12%
(1)Net of benefit attributable to FDIC indemnification asset
(2)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2018. The allowance for loan losses as a percentage of loans outstanding at the end of the first quarter of 2018 and 2017, was 0.83%, and 0.91%, respectively.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Service charges on deposit accounts	$1,472	$1,455	$17	1.2%
Other fees and charges	2,235	1,857	378	20.4
Mortgage banking activities	28,562	25,869	2,693	10.4
Indirect lending activities	2,148	4,426	(2,278)	(51.5)
SBA lending activities	1,157	1,818	(661)	(36.4)
Trust and wealth management fees	532	288	244	84.7
Other	1,027	1,657	(630)	(38.0)
Total noninterest income	$37,133	$37,370	$(237)	(0.6)
Compared to the same quarter a year ago, noninterest income of $37.1 million decreased by $237,000, or 0.6%, primarily due to a net decrease in income from indirect lending activities of $2.3 million, as gains on loan sales decreased year over year as investor demand for this product has declined. This decrease was offset by an increase in mortgage banking activities of $2.7 million, or 10.4%, stemming from a change in MSRs impairment/recovery of $2.6 million. Mortgage production volume for the first quarter of 2018 was $613.3 million, compared with $553.0 million for the first quarter of 2017.

On a linked-quarter basis, noninterest income increased by $8.2 million, or 28.5%, largely due to a net increase in income from mortgage banking activities of $7.6 million, or 36.5%, including the previously mentioned MSRs recovery. Marketing gains and origination points and fees increased by $1.1 million, or 5.2%, primarily due to an increase in locked loans to be sold primarily from increased activity in our Florida and Carolina markets, and an increase in loans held for sale.
The majority of our noninterest income is derived from mortgage banking activities. The various components of noninterest income from mortgage banking activities are further detailed below.

	As of or for the Quarter Ended
(in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
Marketing gain, net	$17,575	$16,683	$18,677
Origination points and fees	3,647	3,482	3,021
Loan servicing revenue	6,221	5,851	5,341
Gross mortgage revenue	$27,443	$26,016	$27,039
Less:
MSR amortization	(3,426)	(3,609)	(3,158)
MSR recovery/(impairment), net	4,545	(1,476)	1,989
Total income from mortgage banking activities	$28,562	$20,931	$25,870
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$27,561	$25,438	$2,123	8.3%
Commissions	7,506	7,498	8	0.1
Occupancy, net	4,932	4,163	769	18.5
Professional and other services	4,798	4,067	731	18.0
Other	9,945	9,406	539	5.7
Total noninterest expense	$54,742	$50,572	$4,170	8.2
Compared to the same quarter a year ago, noninterest expense of $54.7 million increased by $4.2 million, or 8.2%, mostly due to increased expenses associated with organic growth, especially in the mortgage and retail divisions. Salaries and employee benefits expense increased by $2.1 million, or 8.3%, mainly due to an increase in the FTE headcount of 107, or 8.1%, year over year, primarily in the mortgage and retail areas. Equity incentives granted in June 2017 which were tied to 2016 performance also increased salaries and benefits expense for the quarter. Occupancy expense increased by $769,000, or 18.5%, due to higher building rental expense as normal rent escalations occurred, as well as higher expenses paid for software maintenance. Professional and other services expenses also increased by $731,000, or 18.0%, primarily due to higher expenses related to our continued investment in technology and back office operations to support our growth.
On a linked-quarter basis, noninterest expense increased by $1.8 million, or 3.5%, primarily due to an increase in salaries and employee benefits expense and loan related expenses. The increase in salaries and benefits of $1.8 million resulted from normal increase in payroll taxes in the first quarter, as well as an increase in headcount, mainly from new mortgage loan originators and staffing to support three new retail branches recently opened. In addition, employee incentives and bonuses were lower in the fourth quarter of 2017 due to the decision not to award annual cash incentive bonuses to executives for 2017. Loan related expenses for the quarter were $930,000 higher due to increases in mortgage and commercial loan activity. These increases were offset by a decrease in commissions of $941,000.
Income Tax Expense
Income tax expense for the quarter was $3.3 million compared to $6.4 million, for the same period in 2017, a decrease of $3.1 million, or 49.1%. The Tax Cuts and Jobs Act enacted into law on December 22, 2017, included, among other things, a reduction in the federal corporate income tax rate from 35% to 21%. The decrease in our income tax expense was almost entirely driven by the change in the federal tax rate. The effective tax rate for the three months ended March 31, 2018 was 21.7%, as compared to 37.8% for the same period in 2017. Excluding the benefit of employee stock option exercises and other tax adjustments, the effective tax rate for the quarter would have been 24.0%.

On a linked quarter basis, income tax expense increased by $3.9 million compared to a tax benefit of $591,000 in the fourth quarter of 2017. This tax benefit was primarily due to the deferred tax liability revaluation as a result of the Tax Cuts and Jobs Act discussed above which resulted in a one-time income tax benefit of approximately $4.9 million.
Financial Condition
Total assets grew to $4.8 billion at March 31, 2018, an increase of $234.8 million, or 5.1%, compared to December 31, 2017, primarily driven by loan growth of $200.9 million, or 5.1%, mainly in the commercial and mortgage loan portfolios. Cash balances contributed $14.2 million to the increase and servicing rights increased by $6.9 million, or 6.2%, primarily due to the MSRs impairment recovery of $4.5 million during the quarter. Other assets also increased by $9.2 million, or 15.6%, of which $8.7 million was an increase in FHLB stock, due to an increased level of FHLB borrowings during the quarter.
Asset growth for the quarter was funded by $78.1 million in core deposit growth and $187.2 million increase in short-term borrowings, primarily FHLB borrowings, offset by a $44.9 million reduction in time deposits, mainly brokered deposits.
Loans
Total loans of $4.1 billion at March 31, 2018, increased by $200.9 million, or 5.1%, as compared to December 31, 2017, primarily driven by increases of $110.8 million in mortgage, $91.4 million in commercial and SBA, and $17.5 million in construction. The commercial loan production momentum that began in the 4th quarter of 2017 continued to be strong as we continued to implement strategies to grow the commercial bank. Partially offsetting these increases was a decrease of $25.0 million in the portfolio of indirect loans held for sale. While loan sales were seasonally higher for the linked quarter, investor demand for the indirect product has declined, resulting in lower production.
The increase in loans held for sale of $67.5 million, or 18.9%, during the quarter, occurred as the pipeline for expected mortgage loan sales grew due to the decision to slightly extend the holding period of loans prior to sale in the secondary market in an effort to increase total income.
Fair Value Adjustments
Loan servicing rights increased by $6.9 million, or 6.2%, to $119.6 million at March 31, 2018, compared to December 31, 2017. MSRs, the primary component of loan servicing rights, contributed the majority of the change, increasing by 7.2%, to $107.9 million at March 31, 2018, as an increase in market interest rates drove the impairment recovery of $4.5 million for the quarter. MSRs also increased due to mortgage loan sales with servicing retained of $431.6 million for the quarter. The current estimated fair market value of MSRs was $113.2 million at March 31, 2018.
Fair value gains on the portfolio of mortgage loans held for sale, interest rate lock commitments (“IRLCs”) and hedge items was $12.7 million at March 31, 2018, an increase of $2.3 million, or 22.8%, during the quarter primarily due to growth in both loans held for sale and the gross pipeline of IRLCs.

Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	March 31, 2018	December 31, 2017	March 31, 2017
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$58,706	$47,012	$38,377
Loans past due 90 days or more and still accruing	7,728	6,313	8,414
Repossessions	1,853	2,392	1,654
Other real estate (ORE)	7,668	7,621	11,284
Nonperforming assets	$75,955	$63,338	$59,729
ASSET QUALITY RATIOS
Loans 30-89 days past due	$15,695	$22,079	$10,734
Loans 30-89 days past due to loans	0.42%	0.62%	0.32%
Loans past due 90 days or more and still accruing to loans	0.21%	0.18%	0.25%
Nonperforming loans as a % of loans	1.79%	1.49%	1.39%
Nonperforming assets to loans, ORE, and repossessions	2.04%	1.76%	1.77%
Adjusted nonperforming assets to adjusted loans, ORE and repossessions (non-GAAP)(7)	1.14%	1.06%	1.25%
Non performing assets to total assets	1.58%	1.38%	1.32%
Adjusted non performing assets to total assets (non-GAAP)(7)	0.84%	0.79%	0.86%
Classified Asset Ratio (4)	21.70%	20.70%	20.97%
ALL to nonperforming loans	46.57%	55.83%	65.09%
Net charge-offs, annualized to average loans	0.11%	0.11%	0.16%
ALL as a % of loans	0.83%	0.83%	0.91%
Adjusted ALL as a % of adjusted loans (non-GAAP)(8)	1.15%	1.16%	1.35%
ALL as a % of loans, excluding acquired loans(5)	0.88%	0.88%	0.98%
CLASSIFIED ASSETS
Classified loans (1)	$83,867	$77,679	$71,082
ORE and repossessions	9,521	10,013	12,938
Total classified assets (3)	$93,388	$87,692	$84,020
(1)Amount of SBA guarantee included in classified loans	$2,879	$2,930	$5,213
(2)Amount of repurchased government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans	$26,091	$19,478	$12,287
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share and purchase discounts
(4)Classified asset ratio is defined as classified assets as a percentage of the sum of Tier 1 capital plus allowance for loan losses
(5)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition
(6)Excludes purchased credit impaired (PCI) loans which are not removed from their accounting pool
(7)Excludes acquired loans and net of government guarantees. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
(8)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
The Bank had $21.0 million in troubled debt restructured loans ("TDRs") at March 31, 2018, of which $12.4 million were accruing loans and $8.6 million were on nonaccrual (including $2.0 million in real estate mortgage loans modified in accordance with government programs) and included in nonperforming assets in the table above. Prior to permanently modifying a loan, we may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Bank and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs, regardless of whether the borrower enters into a permanent modification.
Nonperforming assets increased from December 31, 2017 to March 31, 2018, primarily due to an increase in nonaccrual loans of $11.7 million. The majority of the increase in nonaccrual loans was due to growth in the portfolio of repurchased GNMA government-guaranteed mortgage loans, as well as two large commercial real estate loans added to nonaccrual during the quarter. Our loss exposure on the government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Qualifying residential mortgage loans guaranteed by U.S. governmental agencies have been sold into GNMA pools since 2012. Under certain performance conditions specified in government programs, the Company may have the right, but not the obligation to repurchase certain loans from the GNMA pools. These loans are recognized as residential mortgage loans in the Consolidated Balance Sheets at the time of repurchase and are classified according to delinquency status. The principal balance of the repurchased government-guaranteed loans is guaranteed in whole or in part. As the average age of the GNMA servicing portfolio increases, normal activity includes buying out delinquent loans which are covered by applicable government guarantees and reimbursements. Real estate property obtained upon foreclosure of delinquent repurchased loans repurchased is later classified as a separate receivable for the amount expected to be received under the guarantee as management intends to convey the property to the respective government agency and collect any unpaid mortgage principal balance on the loan from the government upon conveyance.
Management believes it has been proactive in charging down and charging-off these nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management believes it is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed, reducing interest income in the current year. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2018 and 2017 would have been $648,000 and $531,000, respectively.
Mortgage Recourse Liability
During the last five years ended March 31, 2018, the Company has sold approximately 49,100 loans with a principal balance of approximately $12.2 billion. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2018, and December 31, 2017. Management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
Other Assets
Other assets were $68.4 million at March 31, 2018 compared to $59.2 million at December 31, 2017, an increase of $9.2 million. This increase was primarily due to an increase in FHLB stock of $8.7 million due to increased levels of FHLB borrowings, and an increase of $3.4 million in the fair value adjustment for the mortgage derivative asset related to the IRLCs pipeline and related hedge items, offset by various decreases, primarily a $2.1 million decrease in escrow receivable advances as borrowers began to fund shortfalls in escrow accounts from prior year property tax and insurance amounts advanced in excess of the escrow balance.
Deposits
Total deposits at March 31, 2018 were $3.9 billion, an increase of $33.2 million, or 0.9%, compared to December 31, 2017, primarily due to growth in core deposits, which are comprised of noninterest-bearing and interest-bearing demand accounts, including money market accounts and savings deposits, of $78.1 million, or 2.7%. This increase was offset by a decrease of $44.9 million in time deposits, primarily due to the run off in brokered deposits of $40.0 million during the quarter. Money market account promotions continued and new deposit accounts from commercial loan relationships began to fund. Three new branches recently opened in Georgia and Florida also contributed to deposit growth in the first quarter.
The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	March 31, 2018			December 31, 2017			March 31, 2017
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,120.6	—%	29.3%	$1,124.8	—%	28.7%	$961.2	—%	26.4%
Interest-bearing deposits:
Demand deposits	461.6	0.14%	12.1%	453.7	0.10%	11.6%	423.1	0.11%	11.6%
Money market and savings	1,345.9	0.55%	35.1%	1,381.2	0.53%	35.2%	1,208.9	0.39%	33.2%
Time deposits	901.4	1.04%	23.5%	958.8	0.94%	24.5%	1,050.9	0.83%	28.8%
Total average deposits	$3,829.5	0.46%	100.0%	$3,918.5	0.43%	100.0%	$3,644.1	0.38%	100.0%

Average core deposits (excluding time deposits), grew by $334.9 million, or 12.9%, compared to the same quarter in 2017, mainly due to growth in money market and interest-bearing demand accounts, as money market account promotions continued over the year. Compared to the prior linked quarter, average core deposits decreased by $31.6 million, or 1.1%, as property taxes and insurance for mortgage loans serviced were paid out of escrow balances late in the fourth quarter. Average time deposits decreased by $149.5 million, or 14.2%, compared to the same quarter in 2017 and $57.4 million, or 6.0%, compared to the prior linked quarter, mainly due to run-off of brokered deposits.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $167.1 million, and $178.5 million at March 31, 2018, and December 31, 2017, respectively.
Borrowings
Short-term borrowings increased by $187.2 million, or 124.3%, compared to December 31, 2017, as FHLB borrowings increased by $200.0 million from December 31, 2017, to finance higher loan production in the first quarter.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. As of both March 31, 2018, and December 31, 2017, our cash and liquid securities totaled 7.2% of assets, providing ample liquidity to support our existing operations. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. As of March 31, 2018, and December 31, 2017, FSC had available cash balances of $11.3 million and $9.1 million, respectively. This cash is available for general corporate purposes, including FSC's debt service obligations, providing capital support to the Bank and potential future acquisitions.
Sources of the Bank’s liquidity include cash and cash equivalents, net of federal requirements to maintain reserves against deposit liabilities; investment securities eligible for sale or pledging to secure borrowings from dealers and customers pursuant to securities sold under agreements to repurchase; loan repayments; loan sales; etc. Our liabilities also provide liquidity on a day-to-day basis. Daily liquidity needs are met from deposits and certain interest-sensitive deposits; brokered deposits; securities sold under agreements to repurchase; a collateralized line of credit at the Federal Reserve Bank of Atlanta (“FRB”) Discount Window; a collateralized line of credit from the Federal Home Loan Bank of Atlanta (“FHLB”); and, to a lesser extent, borrowings under unsecured overnight Federal funds lines available from correspondent banks. The principal demands for liquidity are new loans, anticipated fundings under unfunded credit commitments to customers and deposit withdrawals. Substantially all of FSC’s liquidity is obtained from capital raises and dividends from its wholly-owned subsidiaries, LionMark Insurance Company and the Bank, which are limited by applicable law.

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
Managing the levels of total liquidity, short-term liquidity, and short-term liquidity sources continues to be an important and complex exercise because of the coordination of the projected mortgage, SBA and indirect automobile loan production and sales, loans held-for-sale balances, and individual loans and pools of loans sold anticipated to fluctuate during the year. We also have fluctuating obligations related to our portfolio of loans serviced for others such as advances we are obligated to make to investors to fund scheduled principal, interest, tax and insurance payments that mortgage loan borrowers have failed to make, to cover foreclosure costs and various other items that are required to preserve the assets being serviced. These servicer advance obligations require capital and liquidity to fund these advances until we are contractually obligated to be reimbursed from the loan investors.
Our loans held for sale are considered highly liquid. The majority of commitments to purchase mortgage loans held-for-sale will be funded within sixty days of the loan closing. The majority of these loans are conforming residential mortgage loans sold to GNMA, Federal National Mortgage Association (“FNMA”), and Federal Home Loan Mortgage Corporation (“FHLMC”). Other categories of loans held for sale include indirect automobile loans purchased from motor vehicle dealers and the government-guaranteed portion of SBA and USDA loans. The portfolio of indirect auto loans held for sale fluctuates based on the demand for loan sales from investors, mainly other financial institutions, which has declined in recent years. Government-guaranteed SBA and USDA loans held for sale are sold upon completion of the disbursement period.
Shareholders’ Equity
Shareholders’ equity was $410.7 million at March 31, 2018, and $401.6 million at December 31, 2017. The increase of $9.1 million in shareholders’ equity during the three months ended March 31, 2018 was attributable to net income earned during the quarter of $11.8 million, partially offset by cash dividends declared on common shares of $3.2 million. The remainder of the increase is primarily attributable to stock issued through employee programs.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of March 31, 2018, we have not issued any securities under the shelf registration statement.
Capital Ratios
FSC is regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by its regulators. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific regulatory capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These regulatory capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and excess loan servicing rights. As part of our capital management strategy, we carefully monitor the impact of the loan servicing rights on our capital ratios and are evaluating ways to effectively manage capital requirements, including potential sale of a portion of our MSRs. As part of our analysis, we consider current and proposed regulatory capital guidelines surrounding MSRs. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
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

Basel III
On July 2, 2013, the Federal Reserve Bank (“FRB”) and the FDIC each approved rules implementing new capital guidelines for U.S. banking organizations in accordance with the Basel Committee on Banking Supervision ("BCBS") framework for capital("Basel III"). Under these rules, minimum requirements increase for both the quantity and quality of capital we maintain.
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
The Basel III final rules became effective for us on January 1, 2015, with full compliance with all of the final rule's requirements originally required to be phased in over a three year period ending January 1, 2018. However, the banking regulators released a final rule on November 21, 2017 which effectively freezes the currently applicable phase of the transition provisions for these capital requirements until a separate rulemaking is finalized. This ruling delays the last phase of the Basel III capital rules’ transition provisions relating to certain deductions from capital and limitations on the recognition of minority interests, which were scheduled to become effective January 1, 2018.
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
Under the final rules, to be considered “adequately capitalized,” or “well-capitalized”, an institution generally must meet the capital measures as laid out on the table below:

	Adequately Capitalized			Well Capitalized
	(minimum)	(with buffer for 2018)	(with buffer fully phased in 2019)	(minimum)
Total risk-based capital	8.000%	9.875%	10.500%	10.000%
Tier 1 risk-based capital	6.000%	7.875%	8.500%	8.000%
CET 1 capital	4.500%	6.375%	7.000%	6.500%
Leverage ratio	4.000%	N/A	N/A	5.000%
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At March 31, 2018, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at March 31, 2018, and December 31, 2017:

Fidelity Bank	March 31, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$361,479	8.57%	$355,580	8.78%
Minimum	189,808	4.50%	182,245	4.50%
Tier 1 Capital:
Actual	$377,306	8.95%	$371,407	9.17%
Minimum	252,943	6.00%	243,014	6.00%
Total Risk-Based Capital:
Actual	$494,219	11.72%	$487,149	12.03%
Minimum	337,351	8.00%	323,956	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.26%		8.34%
Minimum		4.00%		4.00%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at March 31, 2018, and December 31, 2017, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	March 31, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$354,781	8.41%	$349,133	8.86%
Minimum	189,835	4.50%	177,225	4.50%
Tier 1 Capital:
Actual	$399,466	9.47%	$393,818	10.00%
Minimum	253,094	6.00%	236,291	6.00%
Total Risk-Based Capital:
Actual	$504,986	11.98%	$498,166	12.65%
Minimum	337,219	8.00%	315,071	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.74%		8.85%
Minimum		4.00%		4.00%
Dividends
On April 19, 2018, we declared a cash dividend of $0.12 per share, payable on May 14, 2018, to common shareholders of record as of May 2, 2018.

Future dividends require a quarterly review of current and projected earnings for the remainder of 2018 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and the Company will review on a quarterly basis whether to declare and pay dividends for the remainder of the fiscal year 2018, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Visa Class B Stock
As of March 31, 2018, we owned 46,436 shares of Class B common stock of Visa, Inc. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Effective March 19, 2015, the conversion rate for each Class B common share increased to 1.6483 shares of Class A common stock.  Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B shares (76,540 Class A equivalent shares) that we own are carried at a zero cost basis as of March 31, 2018.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2017, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 2018	47,397	*	$23.76	—	$10,000,000
February 2018	—		—	—	10,000,000
March 2018	—		—	—	10,000,000
Total	47,397		$23.76	—	$10,000,000
*These shares were repurchased under arrangements, authorized by the 2006 Equity Incentive Plan, whereby officers or directors may sell previously owned shares to the Company in order to pay for income taxes owed on vesting shares of restricted stock. These shares were not purchased under the plan to repurchase 10,000,000 shares announced in April 2014.
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
4(a)
See Exhibits 3(a) through 3(d) for provisions of the Amended and Restated Articles of Incorporation, as amended, and By-laws of Fidelity Southern Corporation, which define the rights of the shareholders.
		See 3(a) through 3(d) above			001-34981
4(b)	Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank	8-K	06/03/2015	4.1	001-34981
10.1+	Fidelity Southern Corporation 2018 Omnibus Incentive Plan
31.1+	Certification of Principal Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2+	Certification of Principal Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1#	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101	Financial Statements submitted in XBRL format

+ Filed herewith
# Furnished herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 4, 2018	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 4, 2018	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer