Form 10-Q
period 2018-06-30
FIDELITY SOUTHERN CORP
filed 2018-08-03
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended June 30, 2018
Commission file number 001-34981
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
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of July 31, 2018 (the most recent practicable date), the Registrant had outstanding 27,214,286 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Six Months Ended June 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	June 30, 2018	December 31, 2017
Assets
Cash and due from banks	$28,449	$33,874
Interest-bearing deposits with banks	124,716	104,032
Federal funds sold	4,421	48,396
Cash and cash equivalents	157,586	186,302
Investment securities available-for-sale	148,155	120,121
Investment securities held-to-maturity (fair value of $20,433 and $21,685, respectively)	20,984	21,689
Loans held-for-sale (includes loans at fair value of $399,630 and $269,140, respectively)	444,686	357,755

Loans	3,792,886	3,580,966
Allowance for loan losses	(31,623)	(29,772)
Loans, net of allowance for loan losses	3,761,263	3,551,194

Premises and equipment, net	90,246	88,463
Other real estate, net	6,834	7,621
Bank owned life insurance	72,703	71,883
Servicing rights, net	125,704	112,615
Other assets	64,208	59,215
Total assets	$4,892,369	$4,576,858
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,225,657	$1,125,598
Interest-bearing deposits	2,843,973	2,741,602
Total deposits	4,069,630	3,867,200
Short-term borrowings	237,886	150,580
Subordinated debt, net	120,653	120,587
Other liabilities	43,238	36,859
Total liabilities	4,471,407	4,175,226
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 27,191,787 and 27,019,201, respectively	223,771	217,555
Accumulated other comprehensive (loss)/income, net of tax	(1,096)	383
Retained earnings	198,287	183,694
Total shareholders’ equity	420,962	401,632
Total liabilities and shareholders’ equity	$4,892,369	$4,576,858
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$42,845	$37,560	$82,694	$73,643
Investment securities:
Taxable interest income	1,284	1,135	2,382	2,297
Nontaxable interest income	70	35	147	81
Other	541	848	1,079	1,199
Total interest income	44,740	39,578	86,302	77,220
Interest expense:
Deposits	4,823	3,891	9,136	7,340
Short-term borrowings	1,812	502	2,722	894
Subordinated debt	1,633	1,439	3,204	3,006
Total interest expense	8,268	5,832	15,062	11,240
Net interest income	36,472	33,746	71,240	65,980
Provision for loan losses	2,286	750	4,416	2,850
Net interest income after provision for loan losses	34,186	32,996	66,824	63,130
Noninterest income:
Service charges on deposit accounts	1,468	1,481	2,940	2,936
Other fees and charges	2,449	2,006	4,684	3,863
Mortgage banking activities	29,383	26,956	57,945	52,825
Indirect lending activities	1,270	3,640	3,418	8,066
SBA lending activities	1,217	681	2,374	2,499
Trust and wealth management fees	574	240	1,106	529
Other	616	52	1,643	1,708
Total noninterest income	36,977	35,056	74,110	72,426
Noninterest expense:
Salaries and employee benefits	28,215	25,852	55,776	51,290
Commissions	11,242	9,384	18,748	16,882
Occupancy and equipment	4,541	4,700	9,473	8,864
Professional and other services	4,635	5,052	9,433	9,119
Other	10,219	9,563	20,164	18,967
Total noninterest expense	58,852	54,551	113,594	105,122
Income before income tax expense	12,311	13,501	27,340	30,434
Income tax expense	2,921	4,609	6,183	11,015
Net income	$9,390	$8,892	$21,157	$19,419

Earnings per common share:
Basic	$0.35	$0.34	$0.78	$0.74
Diluted	$0.34	$0.33	$0.78	$0.73

Cash dividends declared per common share	$0.12	$0.12	$0.24	$0.24

Net income	$9,390	$8,892	$21,157	$19,419
Other comprehensive (loss)/income, net of tax:
Change in net unrealized (losses)/gains on available-for-sale debt securities, net of tax effect of ($155), $159, ($520), and $164, respectively	(465)	260	(1,559)	267
Total other comprehensive (loss)/income, net of tax	(465)	260	(1,559)	267
Comprehensive income	$8,925	$9,152	$19,598	$19,686
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income/(Loss), Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						19,419	19,419
Other comprehensive income, net of tax					267		267
Comprehensive income							19,686
Common stock issued under various employee plans, net			385	3,390			3,390
Cash dividends paid						(6,324)	(6,324)
Balance at June 30, 2017	—	$—	26,703	$208,699	$959	$169,741	$379,399

Balance at December 31, 2017	—	$—	27,019	$217,555	$383	$183,694	$401,632
Net income						21,157	21,157
Impact of adoption of new accounting standard (1)					80	(80)	—
Other comprehensive loss, net of tax					(1,559)		(1,559)
Comprehensive income							19,598
Common stock issued under various employee plans, net			173	6,216			6,216
Cash dividends paid						(6,484)	(6,484)
Balance at June 30, 2018	—	$—	27,192	$223,771	$(1,096)	$198,287	$420,962
(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018-02
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$21,157	$19,419
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,416	2,850
Depreciation and amortization of premises and equipment	2,162	2,259
Amortization of FDIC indemnification asset, net	4	1,159
Accretion of purchase discounts or premiums, net	(670)	(1,287)
Other amortization	486	802
Impairment of other real estate	319	893
Amortization and impairment of servicing rights, net	3,851	7,921
Share-based compensation expense	2,834	1,583
Postretirement benefits, net	1,236	1,965
Gains on loan sales, including origination of servicing rights	(37,365)	(42,991)
Net gain on sales of other real estate	(42)	(377)
Cash surrender value income on bank owned life insurance	(820)	(876)
Net change in deferred income tax	1,179	46
Net change in fair value of loans held-for-sale	(4,182)	(5,116)
Originations of loans held-for-sale	(1,518,253)	(1,552,573)
Proceeds from sales of loans held-for-sale	1,457,917	1,654,456
Net payments (paid to) received from FDIC under loss-share agreements	(888)	485
(Increase) decrease in other assets	(815)	4,530
Increase in other liabilities	5,085	9,854
Net cash (used in) provided by operating activities	(62,389)	105,002
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(39,993)	—
Maturities, calls, and repayment of investment securities available-for-sale	9,531	13,623
Maturities, calls and repayment of investment securities held-to-maturity	669	940
Purchases of FHLB stock	(13,983)	(6,681)
Redemption of FHLB stock	9,775	9,563
Net increase in loans	(215,657)	(32,448)
Proceeds from sales of other real estate	642	6,616
Purchases of premises and equipment	(3,945)	(2,009)
Net cash used in investing activities	(252,961)	(10,396)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Six Months Ended June 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$100,059	$118,066
Net increase in interest-bearing deposits	102,371	151,136
Net decrease in other short-term borrowings	(7,694)	(3,455)
Proceeds from FHLB advances	1,845,000	350,000
Repayments on FHLB advances	(1,750,000)	(425,000)
Proceeds from the issuance of common stock, net	3,382	1,807
Cash dividends paid on common stock	(6,484)	(6,324)
Net cash provided by financing activities	286,634	186,230
Net (decrease) increase in cash and cash equivalents	(28,716)	280,836
Cash and cash equivalents, beginning of period	186,302	149,711
Cash and cash equivalents, end of period	$157,586	$430,547

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$14,849	$10,768
Income taxes	4,391	4,315
Transfers of loans from held-for-sale to held for investment	1,988	1,971
Transfers of loans to other real estate	132	1,700
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
June 30, 2018
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
Operating results for the six-month period ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K filed with the SEC. There were no new accounting policies or changes to existing policies adopted during the first six months of 2018 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of June 30, 2018. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Tax Cuts and Jobs Act
Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017 and reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for provisions of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the provisions of the Tax Act, the Company completed the remeasurement of its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the fourth quarter of 2017. For the three and six months ended June 30, 2018, no further adjustments were recorded related to the remeasurement of the Company's net deferred tax liability balance as a result of the Tax Act. The final impact of the Tax Act may differ from estimates used to calculate the remeasurement of its net deferred tax liability balance as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.
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
In March 2018, the FASB issued ASU No. 2018-04, “Investments-Debt Securities (Topic 320) and Regulated Operations (Topic 980): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 117 and SEC Release No. 33-9273. For public business entities, the Update was effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
In February 2018, the FASB issued ASU No. 2018-03, “Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities ("ASU 2018-03"). This guidance amended ASU No. 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”) on recognizing and measuring financial instruments to clarify certain aspects of the guidance originally issued in January 2016. The amendments in this Update were effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years beginning after June 15, 2018 with early adoption permitted, including adoption in any interim period, for public business entities. The adoption of this Update effective January 1, 2018 did not have a significant impact on the Company's Consolidated Financial Statements.
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
In May 2017, the FASB issued ASU No. 2017-09, “Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting,” (“ASU 2017-09”) that provides guidance about which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounting in Topic 718. The amendments in this ASU were effective for all entities for annual periods, and interim periods within those annual periods, beginning after December 15, 2017. Early adoption was permitted, including adoption in any interim period, for reporting periods for which financial statements have not yet been issued and should be applied prospectively to an award modified on or after the adoption date. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In March 2017, the FASB issued ASU No. 2017-07, “Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost,” (“ASU 2017-07”) that will change how employers who sponsor defined benefit pension and/or other postretirement benefit plans present the net periodic benefit cost in the income statement. The guidance was effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods therein. Early adoption was permitted as of the beginning of an annual period for which financial statements (interim or annual) have not been issued or made available for issuance. That is, early adoption must be within the first interim period if an employer issues interim financial statements. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019, and is required to be applied prospectively, with early adoption permitted for any impairment tests performed on testing dates after January 1, 2017. The early adoption of this ASU in the fourth quarter of 2017 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805) - Clarifying the Definition of a Business,” (“ASU 2017-01”) which provides clarification on the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance was effective for public business entities for fiscal years beginning after December 15, 2017, including interim periods with early adoption permitted. The amendments in this ASU should be applied prospectively on or after the effective date and no disclosures are required at transition. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). The ASU is to be applied retrospectively and was effective for the Company beginning in fiscal year 2018, including interim periods therein with early adoption was permitted, including adoption in an interim period, with retrospective application. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes: Intra-Entity Transfers of Assets Other Than Inventory,” (“ASU 2016-16”) that addresses the income tax consequences of intra-entity transfers of assets other than inventory. This standard was effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption was permitted as of the beginning of an annual reporting period for which financial statements have not been issued or made available for issuance. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” (“ASU 2016-15”) intended to reduce diversity in practice in how certain cash receipts and cash payments are classified in the statement of cash flows. The amendments in this ASU are to be applied retrospectively and were effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. Early adoption was permitted, including adoption in an interim period, with adoption of all of the guidance in the same period. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In June 2016, the FASB issued ASU No. 2016-13 which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. All other things being equal, higher credit losses will result in lower regulatory capital ratios for the Company. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Early application for all organizations will be permitted for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a working group which includes representatives from various internal departments with the expertise needed to implement the guidance. The working group has assigned key tasks to complete and established a timeline to be followed. The team is meeting regularly to review progress on the assigned tasks and to share current information on industry practices. Members of the working group are also attending conferences and meetings with peer banks to keep current on evolving interpretations of the guidance. As part of its implementation plan, the Company has allocated staff and put resources in place to evaluate the appropriate model options and is collecting, reviewing, and validating historical loan data for use in these models. The Company is implementing a software package supported by a third-party vendor to automate the calculation of the allowance for loan losses under the new methodology. Management is continuing to evaluate the impact that the guidance will have on the Company’s Consolidated Financial Statements and its regulatory capital ratios through its effective date.
In February 2016, the FASB issued ASU No. 2016-02, "Leases" which requires the recognition of assets and liabilities arising from most lease transactions on the balance sheet and the disclosure of key information about leasing arrangements. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach, which means applying the new balance sheet presentation and income statement classification guidance from the beginning of the earliest comparative period presented in the year of adoption. As of June 30, 2018, the Company’s total outstanding lease obligations, all of which are classified as operating leases, was $20.4 million, or 0.42% of total assets. The Company is currently evaluating these lease obligations, as well as any embedded leases contained in its contractual outsourcing arrangements, as potential lease assets and liabilities as defined by the guidance as well as assessing the impact on its regulatory capital ratios. For regulated banking institutions such as the Company, the recognition of right-of-use assets on the balance sheet may impact the calculation of regulatory capital ratios by increasing the assets in the denominator of the risk-based capital ratios (risk-weighted assets) and leverage capital ratio (adjusted asset). All other things being equal, a higher denominator will result in lower regulatory capital ratios for the Company. The Company is implementing a software package supported by a third-party vendor to automate the calculation of the right of use asset and the corresponding lease liability. The Company anticipates that the adoption of ASU 2016-02 will not have a significant impact on its Consolidated Financial Statements or its regulatory capital ratios, but will likely require changes to its systems, controls and processes. The Company is continuing to evaluate the full impact of this ASU on the Company’s Consolidated Financial Statements.

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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at June 30, 2018, and December 31, 2017:

	June 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,163	$37	$(368)	$21,832
Municipal securities	8,286	223	(56)	8,453
SBA pool securities	12,008	—	(406)	11,602
Residential mortgage-backed securities	85,028	459	(440)	85,047
Commercial mortgage-backed securities	22,101	—	(880)	21,221
Total available-for-sale	$149,586	$719	$(2,150)	$148,155

Investment securities held-to-maturity:
Municipal securities	$8,550	$—	$(245)	$8,305
Residential mortgage-backed securities	8,481	66	(372)	8,175
Commercial mortgage-backed securities	3,953	—	—	3,953
Total held-to-maturity	$20,984	$66	$(617)	$20,433

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,182	$141	$(98)	$22,225
Municipal securities	9,318	340	(23)	9,635
SBA pool securities	13,031	6	(127)	12,910
Residential mortgage-backed securities	50,251	803	(76)	50,978
Commercial mortgage-backed securities	24,721	6	(354)	24,373
Total available-for-sale	$119,503	$1,296	$(678)	$120,121

Investment securities held-to-maturity:
Municipal securities	$8,588	$53	$—	$8,641
Residential mortgage-backed securities	9,100	99	(156)	9,043
Commercial mortgage-backed securities	4,001	—	—	4,001
Total held-to-maturity	$21,689	$152	$(156)	$21,685
The Company held 33 and 19 investment securities available-for-sale that were in an unrealized loss position at June 30, 2018, and December 31, 2017, respectively. There were eight and six investment securities held-to-maturity that were in an unrealized loss position at June 30, 2018, and December 31, 2017, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	June 30, 2018
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$19,699	$(368)	$—	$—
Municipal securities	$1,797	$(14)	$1,022	$(42)
SBA pool securities	7,124	(185)	4,478	(221)
Residential mortgage-backed securities	41,360	(271)	4,703	(169)
Commercial mortgage-backed securities	9,741	(323)	11,480	(557)
Total available-for-sale	$79,721	$(1,161)	$21,683	$(989)

Investment securities held-to-maturity:
Municipal securities	$8,305	$(245)	$—	$—
Residential mortgage-backed securities	$—	$—	$7,013	$(372)
Total held-to-maturity	$8,305	$(245)	$7,013	$(372)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,974	$(98)	$—	$—
Municipal securities	—	—	1,050	(23)
SBA pool securities	3,285	(42)	4,979	(85)
Residential mortgage-backed securities	1,835	(8)	5,383	(68)
Commercial mortgage-backed securities	10,051	(89)	12,360	(265)
Total available-for-sale	$30,145	$(237)	$23,772	$(441)

Investment securities held-to-maturity:
Residential mortgage-backed securities	—	—	7,652	(156)
Total held-to-maturity	$—	$—	$7,652	$(156)
At June 30, 2018 and December 31, 2017, the unrealized losses on investment securities were unrelated to credit losses. Management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. The unrealized loss position has increased during 2017 and 2018, primarily in the mortgage-backed securities and SBA pool securities categories, and is the result of the increase in interest rates.
As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.
Accordingly, as of June 30, 2018, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary, and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

The amortized cost and fair value of investment securities at June 30, 2018, and December 31, 2017, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	June 30, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,160	$20,802	$21,179	$21,160
Due after five years through ten years	1,003	1,030	1,003	1,065
Municipal securities
Due after one year through five years	1,494	1,455	1,503	1,488
Due after five years through ten years	1,747	1,822	2,753	2,877
Due after ten years	5,045	5,176	5,062	5,270
SBA pool securities
Due after five years through ten years	7,309	7,124	7,967	7,931
Due after ten years	4,699	4,478	5,064	4,979
Residential mortgage-backed securities	85,028	85,047	50,251	50,978
Commercial mortgage-backed securities	22,101	21,221	24,721	24,373
Total available-for-sale	$149,586	$148,155	$119,503	$120,121

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,571	$1,588	$1,641
Due after ten years	6,962	6,734	7,000	7,000
Residential mortgage-backed securities	8,481	8,175	9,100	9,043
Commercial mortgage-backed securities	3,953	3,953	4,001	4,001
Total held-to-maturity	$20,984	$20,433	$21,689	$21,685
There were three investment securities available-for-sale called, matured, or paid off during the six months ended June 30, 2018, and 10 investment securities called, matured, or paid off during the six months ended June 30, 2017. There were no gross gains or losses for the investment securities that were called, matured, or paid off during the six months ended June 30, 2018, or 2017.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the six months ended June 30, 2018, or 2017.
The following table summarizes the investment securities that were pledged as collateral at June 30, 2018, and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Public deposits	$88,083	$60,415
Securities sold under repurchase agreements	22,999	19,485
Total pledged securities	$111,082	$79,900

3. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at June 30, 2018, and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Residential mortgage	$399,630	$269,140
SBA	20,056	13,615
Indirect automobile	25,000	75,000
Total loans held-for-sale	$444,686	$357,755
During each of the six months ended June 30, 2018, and 2017, the Company transferred loans with unpaid principal balances of $2.0 million to the held for investment residential mortgage portfolio.
The Company had residential mortgage loans held-for-sale with unpaid principal balances of $256.3 million and $154.2 million pledged to the FHLB at June 30, 2018, and December 31, 2017, respectively.
4. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $34.3 million and $35.9 million at June 30, 2018, and December 31, 2017, respectively. Acquired loans represent previously acquired loans including $2.3 million in loans covered under Loss Share Agreements with the FDIC at December 31, 2017. On June 27, 2018, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") to terminate the loss share agreements entered into with the FDIC in 2011 and 2012. Fidelity made a cash payment, previously accrued, of approximately $632,000 to the FDIC as consideration for the early termination of the agreements. As a result, at June 30, 2018 there were no loans covered by Loss Share Agreements.
Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	June 30, 2018
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$819,266	$118,937	$938,203
SBA	139,440	7,068	146,508
Total commercial loans	958,706	126,005	1,084,711

Construction	266,990	2,340	269,330

Indirect automobile	1,698,879	—	1,698,879
Installment loans and personal lines of credit	30,612	1,195	31,807
Total consumer loans	1,729,491	1,195	1,730,686
Residential mortgage	533,869	21,767	555,636
Home equity lines of credit	138,527	13,996	152,523
Total mortgage loans	672,396	35,763	708,159
Total loans	$3,627,583	$165,303	$3,792,886

	December 31, 2017
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$675,544	$135,655	$811,199
SBA	133,186	8,022	141,208
Total commercial loans	808,730	143,677	952,407

Construction	243,112	5,205	248,317

Indirect automobile	1,716,156	—	1,716,156
Installment loans and personal lines of credit	24,158	1,837	25,995
Total consumer loans	1,740,314	1,837	1,742,151
Residential mortgage	461,194	28,527	489,721
Home equity lines of credit	131,049	17,321	148,370
Total mortgage loans	592,243	45,848	638,091
Total loans	$3,384,399	$196,567	$3,580,966
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at June 30, 2018, or December 31, 2017.
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

(in thousands)	June 30, 2018	December 31, 2017
Commercial	$11,801	$11,314
SBA	8,404	2,503
Total commercial loans	20,205	13,817

Construction	252	4,520

Indirect automobile	1,526	1,912
Installment loans and personal lines of credit	419	440
Total consumer loans	1,945	2,352
Residential mortgage	31,917	23,169
Home equity lines of credit	3,708	3,154
Total mortgage loans	35,625	26,323
Total nonaccrual loans	$58,027	$47,012
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended June 30, 2018, and 2017, would have been $645,000 and $494,000, respectively. For the six months ended June 30, 2018, and 2017, the interest income on these loans would have been $1.2 million and $876,000, respectively. The amount of repurchased GNMA government-guaranteed loans, primarily residential mortgage loans, included in the table above was $27.2 million and $19.5 million at June 30, 2018, and December 31, 2017, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at June 30, 2018, and December 31, 2017, were as follows:

	June 30, 2018			December 31, 2017
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,351	$7,362	$8,176	$3,821	$5,722	$8,468
SBA	890	105	1,439	5,560	70	3,800
Construction	—	46	—	—	102	—
Indirect automobile	2,407	—	1,997	3,971	87	1,960
Installment and personal lines of credit	185	—	27	449	—	33
Residential mortgage	1,452	752	323	7,447	268	495
Home equity lines of credit	229	13	128	831	64	51
Total	$6,514	$8,278	$12,090	$22,079	$6,313	$14,807
TDR Loans
During the three months ended June 30, 2018, loans in the amount of $3.4 million were restructured and were modified for term, and no loans were modified for interest. The modified loans were mortgage, indirect automobile and home equity lines of credit. During the six months ended June 30, 2018, the amount of loans that were modified for term was $4.5 million, which were mortgage, indirect automobile and home equity loans. There were no loans modified for interest rate. During the three months ended June 30, 2017, $4.4 million of loans were modified for term and $2.6 million for interest, all of which were commercial loans. During the the six months ended June 30, 2017, $4.4 million loans were modified for term and $2.8 million were modified for interest, all of which were commercial loans. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.
During the three months ended June 30, 2018, and 2017, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $2.3 million and $194,000, respectively. The defaulted loans were commercial, mortgage indirect, and home equity lines of credit. During the six months ended June 30, 2018, and 2017, $2.6 million and $198,000 respectively, of loans were restructured and subsequently defaulted, which was comprised of commercial, mortgage, indirect, and HELOCs. The Company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $23.5 million and $20.7 million at June 30, 2018, and December 31, 2017, respectively. There were no net charge-offs of TDR loans for the three and six months ended June 30, 2018 and net charge-offs of $17,000 and $60,000 for the three and six months ended June 30, 2017. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company was not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of June 30, 2018 or December 31, 2017.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at June 30, 2018, and December 31, 2017:

(in thousands)	June 30, 2018	December 31, 2017
Commercial	$305,162	$242,695
Home equity lines of credit	108,505	94,526
Residential mortgage	391,109	351,591
Total	$804,776	$688,812
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million at June 30, 2018, and December 31, 2017, respectively, were pledged to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential Discount Window borrowings under a blanket lien arrangement.

Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at June 30, 2018, and December 31, 2017. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	June 30, 2018			December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$18,507	$16,570	$795	$11,877	$11,824	$839
SBA	5,190	3,832	226	6,634	5,664	294
Construction	—	—	—	—	—	—
Installment and personal lines of credit	329	273	210	343	290	219
Residential mortgage	4,505	4,886	680	4,838	4,799	616
Home equity lines of credit	1,180	1,049	474	831	745	633
Loans	$29,711	$26,610	$2,385	$24,523	$23,322	$2,601

	June 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$8,001	$7,002	$14,839	$12,509
SBA	8,095	6,315	1,815	1,133
Construction	987	252	5,995	4,520
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	30,990	29,696	21,955	21,398
Home equity lines of credit	2,572	2,412	2,452	2,318
Loans	$52,090	$45,840	$48,501	$42,041
(1)The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $27.2 million and $19.5 million in government-guaranteed residential mortgage loans at June 30, 2018, and December 31, 2017, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance.
The average recorded investment in impaired loans and interest income recognized for the three and six months ended June 30, 2018, and 2017, by class, are summarized in the table below. Impaired loans include legacy impaired loans, all TDRs and all other nonaccrual loans including GNMA optional repurchase loans.

	Three Months Ended June 30,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$23,749	$120	$23,477	$247
SBA	8,879	161	8,665	89
Construction	1,614	—	6,072	—
Indirect automobile	3,099	92	2,425	57
Installment and personal lines of credit	437	55	451	45
Residential mortgage	34,487	240	14,920	59
Home equity lines of credit	3,554	8	2,364	23
Total	$75,819	$676	$58,374	$520

	Six Months Ended June 30,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$24,016	$271	$21,816	$386
SBA	7,654	257	8,857	190
Construction	3,019	7	6,173	1
Indirect automobile	3,179	156	2,331	109
Installment and personal lines of credit	442	101	423	79
Residential mortgage	32,902	448	14,341	107
Home equity lines of credit	3,517	27	2,158	39
Total	$74,729	$1,267	$56,099	$911
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 763 and 762 at June 30, 2018, and December 31, 2017, respectively.
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
•Loss – Loss loans are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.

The following tables present the recorded investment in loans, by loan class and risk rating category, as of June 30, 2018, and December 31, 2017:

(in thousands)	June 30, 2018
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$888,538	$132,540	$254,293	$—	$31,195	$518,104	$147,894	$1,972,564
Special Mention	18,885	3,529	14,731	—	108	1,013	619	38,885
Substandard	30,780	10,439	306	5,130	504	36,519	4,010	87,688
	938,203	146,508	269,330	5,130	31,807	555,636	152,523	2,099,137
Ungraded Performing	—	—	—	1,693,749	—	—	—	1,693,749
Total	$938,203	$146,508	$269,330	$1,698,879	$31,807	$555,636	$152,523	$3,792,886

(in thousands)	December 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$758,271	$129,629	$235,987	$—	$25,229	$461,650	$145,082	$1,755,848
Special Mention	21,264	6,847	7,699	—	231	—	—	36,041
Substandard	31,664	4,732	4,631	4,972	535	28,071	3,288	77,893
	811,199	141,208	248,317	4,972	25,995	489,721	148,370	1,869,782
Ungraded Performing	—	—	—	1,711,184	—	—	—	1,711,184
Total	$811,199	$141,208	$248,317	$1,716,156	$25,995	$489,721	$148,370	$3,580,966
Acquired Loans
The carrying amount and outstanding balance at June 30, 2018, of the PCI loans from acquisitions prior to 2018 was $23.8 million and $31.7 million, respectively, and $26.6 million and $35.3 million, respectively, at December 31, 2017. There were no loans acquired during the six months ended June 30, 2018.
Changes in the accretable yield, or income expected to be collected on PCI loans, for the six months ended June 30, 2018, and 2017, were as follows:

	For the Six Months Ended June 30,
(in thousands)	2018	2017
Beginning balance	$3,005	$4,403
Accretion of income	(947)	(1,376)
Other activity, net (1)	880	—
Ending balance	$2,938	$3,027
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.

5. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended June 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,737	$1,980	$2,600	$10,359	$6,264	$—	$30,940
Charge-offs	(613)	(134)	(38)	(1,386)	(402)	—	(2,573)
Recoveries	207	26	210	524	3	—	970
Net (charge-offs) / recoveries	(406)	(108)	172	(862)	(399)	—	(1,603)
Provision for loan losses	867	227	(87)	211	1,068	—	2,286
Ending balance	$10,198	$2,099	$2,685	$9,708	$6,933	$—	$31,623

	Three Months Ended June 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,449	$2,128	$2,322	$9,935	$5,810	$811	$30,455
Charge-offs	(123)	—	—	(1,700)	—	—	(1,823)
Recoveries	300	7	383	341	12	—	1,043
Net recoveries / (charge-offs)	177	7	383	(1,359)	12	—	(780)
Provision for loan losses (1)	345	(186)	(341)	1,689	(132)	(625)	750
Ending balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425

	Six Months Ended June 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772
Charge-offs	(612)	(240)	(38)	(2,820)	(442)	—	(4,152)
Recoveries	132	30	574	833	18	—	1,587
Net (charge-offs) / recoveries	(480)	(210)	536	(1,987)	(424)	—	(2,565)
Provision for loan losses	2,832	341	(247)	937	1,429	(876)	4,416
Ending balance	$10,198	$2,099	$2,685	$9,708	$6,933	$—	$31,623

	Six Months Ended June 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(255)	(85)	—	(3,535)	(41)	—	(3,916)
Recoveries	460	51	589	632	38	—	1,770
Net recoveries / (charge-offs)	205	(34)	589	(2,903)	(3)	—	(2,146)
Decrease in FDIC indemnification asset	(110)	—	—	—	—	—	(110)
Provision for loan losses (1)	545	5	(401)	3,356	(62)	(593)	2,850
Ending balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425
(1) Net of benefit attributable to FDIC indemnification asset

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	June 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$795	$226	$—	$210	$1,154	$—	$2,385
Collectively evaluated	9,330	1,873	2,660	9,498	5,743	—	29,104
Acquired with deteriorated credit quality	73	—	25	—	36	—	134
Total ALL	$10,198	$2,099	$2,685	$9,708	$6,933	$—	$31,623

Individually evaluated	$23,571	$10,148	$252	$436	$38,043	$—	$72,450
Collectively evaluated	896,070	135,929	268,730	1,730,239	665,634	—	3,696,602
Acquired with deteriorated credit quality	18,562	431	348	11	4,482	—	23,834
Total loans	$938,203	$146,508	$269,330	$1,730,686	$708,159	$—	$3,792,886

	December 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$839	$294	$—	$219	$1,249	$—	$2,601
Collectively evaluated	6,935	1,674	2,371	10,539	4,567	876	26,962
Acquired with deteriorated credit quality	72	—	25	—	112	—	209
Total ALL	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

Individually evaluated	$24,333	$6,797	$4,520	$453	$29,260	$—	$65,363
Collectively evaluated	766,143	133,955	243,344	1,741,635	603,895	—	3,488,972
Acquired with deteriorated credit quality	20,723	456	453	63	4,936	—	26,631
Total loans	$811,199	$141,208	$248,317	$1,742,151	$638,091	$—	$3,580,966
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans. At December 31, 2017, the allowance for originated loans consisted of specific, general and unallocated components. Beginning in 2018, the unallocated component of the allowance for originated loans was reallocated.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. Total loans include acquired loans of $165.3 million and $196.6 million at June 30, 2018, and December 31, 2017, respectively, which were recorded at fair value when acquired. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
6. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	June 30, 2018	December 31, 2017
Commercial	$1,197	$1,422
Residential	132	258
Undeveloped property	5,505	5,941
Total ORE, net	$6,834	$7,621

The following table summarizes the changes in ORE:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$7,668	$11,284	$7,621	$14,814
Transfers of loans to ORE	—	706	132	1,700
Sales	(600)	(2,554)	(600)	(6,239)
Write-downs	(234)	(54)	(319)	(893)
Ending balance	$6,834	$9,382	$6,834	$9,382
At June 30, 2018, and December 31, 2017, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $3.7 million and $3.0 million, respectively. Of these amounts, $2.9 million and $2.1 million, respectively, are residential mortgage loans where the Company has the intent to convey the property to the respective government agency guaranteeing the loan. Upon foreclosure, a separate other receivable in the amount expected to be recovered from the guarantee will be recognized and reported as part of other assets in the accompanying Consolidated Balance Sheets.
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
The Company classifies IRLCs on residential mortgage loans held-for-sale, which are derivatives under GAAP, on a gross basis within other assets or other liabilities. The fair value of these commitments, while based on interest rates observable in the market, is highly dependent on the ultimate closing of the loans. These “pull-through” rates are based on both the Company’s historical data and the current interest rate environment and reflect the Company’s best estimate of the likelihood that a commitment will ultimately result in a closed loan. The loan servicing value is also included in the fair value of IRLCs. Because these inputs are not transparent in market trades, IRLCs are considered to be Level 3 assets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within several weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three and six months ended June 30, 2018, and 2017, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three and six months ended June 30, 2018, and 2017.

		June 30, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$148,155	$—	$148,155	$—
Mortgage loans held-for-sale	399,630	—	399,630	—
Other assets (1)	7,126	—	—	7,126
Other liabilities (1)	(2,138)	—	—	(2,138)

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$120,121	$—	$120,121	$—
Mortgage loans held-for-sale	269,140	—	269,140	—
Other assets (1)	4,168	—	—	4,168
Other liabilities (1)	(691)	—	—	(691)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and six months ended June 30, 2018, and 2017. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the derivative financial instruments referenced in the following table:

	As of or for the Three Months Ended June 30,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,580	$(1,641)	$8,025	$(2,349)
Total gains / (losses) included in earnings:
Issuances	7,126	(2,138)	7,181	(560)
Settlements and closed loans	(7,611)	1,641	(8,145)	2,349
Expirations	31	—	120	—
Ending balance	$7,126	$(2,138)	$7,181	$(560)

	As of or for the Six Months Ended June 30,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,168	$(691)	$7,111	$(1,065)
Total gains / (losses) included in earnings:
Issuances	14,706	(3,779)	15,206	(2,909)
Settlements and closed loans	(11,779)	2,332	(15,383)	3,414
Expirations	31	—	247	—
Ending balance	$7,126	$(2,138)	$7,181	$(560)
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

		June 30, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$20,136	$—	$—	$20,136
ORE, net	479	—	—	479
Residential mortgage servicing rights	45,055	—	—	45,055

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,257	$—	$—	$23,257
ORE, net	4,993	—	—	4,993
Residential mortgage servicing rights	57,895	—	—	57,895
SBA servicing rights	1,027	—	—	1,027

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	June 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range/Weighted Average at June 30, 2018	Range/Weighted Average at December 31, 2017
Nonrecurring:
Impaired loans	$20,136	$23,257	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 10.00%	0% - 10.00% 10.00%
Other real estate	479	4,993	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 9.57%	0% - 10.00% 9.61%
Residential mortgage servicing rights	45,055	57,895	Discounted cash flows	Discount rate	10.14% - 11.63% 10.46%	9.64% - 11.13% 9.95%
				Modeled prepayment speeds	6.51% - 12.71% 6.78%	7.60% - 15.75% 8.19%
SBA servicing rights	—	1,027	Discounted cash flows	Discount rate	N/A	13.12%
				Modeled prepayment speeds	N/A	11.33%
Recurring:
IRLCs	6,193	3,439	Pricing model	Modeled pull-through ratio	84.91%	84.50%
Forward commitments	(1,205)	38	Investor pricing	Pricing spreads	99.31% - 105.21% 101.99%	90.00% - 104.94% 102.64%
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
No less frequently than quarterly, management reviews the status of mortgage loans held-for-sale for which the fair value option has been elected. Management also evaluates pools of servicing assets at least quarterly to determine if there is any impairment to those assets due to such factors as earlier than estimated repayments or significant prepayments. Any impairment identified in these servicing assets results in reductions in their carrying values through a valuation allowance and a corresponding decrease in servicing income.
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of June 30, 2018, and December 31, 2017. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at June 30, 2018 or December 31, 2017.

(in thousands)	Aggregate Fair Value June 30, 2018	Aggregate Unpaid Principal Balance at June 30, 2018	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$399,630	$389,859	$9,771

(in thousands)	Aggregate Fair Value December 31, 2017	Aggregate Unpaid Principal Balance at December 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$269,140	$262,315	$6,825
Net fair value gains related to mortgage banking activities for items measured at fair value pursuant to election of FVO for the three months ended June 30, 2018, and 2017, were $3.1 million and $1.4 million, respectively, and $2.9 million and $4.7 million for the the six months ended June 30, 2018, and 2017, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of June 30, 2018, and December 31, 2017:

		Fair Value Measurements at June 30, 2018
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$157,586	$157,586	$—	$—	$157,586
Investment securities available-for-sale	148,155	—	148,155	—	148,155
Investment securities held-to-maturity	20,984	—	16,480	3,953	20,433
Total loans, net (1)	4,205,949	—	399,630	3,534,532	3,934,162
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,225,657	$—	$—	$1,225,657	$1,225,657
Interest-bearing deposits	2,843,973	—	—	2,842,108	2,842,108
Short-term borrowings	237,886	—	237,886	—	237,886
Subordinated debt	120,620	—	112,226	—	112,226

		Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$186,302	$186,302	$—	$—	$186,302
Investment securities available-for-sale	120,121	—	120,121	—	120,121
Investment securities held-to-maturity	21,689	—	17,684	4,001	21,685
Total loans, net (1)	3,908,949	—	269,140	3,466,839	3,735,979
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,125,598	$—	$—	$1,125,598	$1,125,598
Interest-bearing deposits	2,741,602	—	—	2,739,204	2,739,204
Short-term borrowings	150,580	—	150,580	—	150,580
Subordinated debt	120,587	—	114,402	—	114,402
(1)Includes $399,630 and $269,140 in residential mortgage loans held-for-sale at June 30, 2018, and December 31, 2017, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at June 30, 2018, and December 31, 2017, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

8. Derivative Financial Instruments
The Company uses derivative financial instruments to hedge the value of its mortgage pipeline and its mortgage loans held for sale. These instruments are not designated as hedges and are not speculative in nature.
(Losses)/gains of $(950,000) and $945,000 were recorded for the three months ended June 30, 2018, and 2017, respectively, and gains of $1.5 million and $575,000 were recorded for the six months ended June 30, 2018, and 2017, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
Derivatives contracts are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. The notional amounts of the Company’s derivative positions at June 30, 2018, and December 31, 2017 were as follows:

	Contract or Notional Amount as of
(in thousands)	June 30, 2018	December 31, 2017
Forward rate commitments	$637,605	$430,389
Interest rate lock commitments	301,525	172,293
Total derivatives contracts	$939,130	$602,682
The Company’s derivative contracts are not subject to master netting arrangements.
9. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended June 30,
(in thousands, except per share data )	2018	2017
Net income	$9,390	$8,892

Weighted average common shares outstanding - basic (1)	27,093	26,433
Effect of dilutive stock options (2)	129	114
Weighted average common shares outstanding – diluted	27,222	26,547

EPS:
Basic	$0.35	$0.34
Diluted	$0.34	$0.33

	Six Months Ended June 30,
($ in thousands, except per share data)	2018	2017
Net income	$21,157	$19,419

Weighted average common shares outstanding - basic (1)	27,053	26,384
Effect of dilutive stock options (2)	112	128
Weighted average common shares outstanding – diluted	27,165	26,512

EPS:
Basic	$0.78	$0.74
Diluted	$0.78	$0.73

(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period, if any
(2)Effect of dilutive stock options includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period
As of June 30, 2018, and 2017, there were 529,999 and 562,500 common stock options, respectively, that were excluded as potentially dilutive. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares).

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

(in thousands)	June 30, 2018	December 31, 2017
Loan servicing rights
Residential mortgage	$114,781	$100,679
SBA	4,658	4,818
Indirect automobile	6,265	7,118
Total servicing rights	$125,704	$112,615
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended June 30, 2018, and 2017, the Company sold $681.8 million and $573.8 million in residential mortgage loans, respectively, with servicing retained. During each of the six months ended June 30, 2018, and 2017, the Company sold $1.1 billion in residential mortgage loans with servicing retained.
The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended June 30, 2018, and 2017, the Company recorded gains on sales of residential mortgage loans of $20.3 million and $21.4 million, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded gains on sales of residential mortgage loans of $37.9 million and $40.0 million, respectively.
During the three months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $6.2 million and $5.4 million, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $12.4 million and $10.7 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Residential mortgage servicing rights
Beginning carrying value, net	$107,943	$91,387	$100,679	$86,131
Additions	9,485	7,331	15,631	13,756
Amortization	(3,331)	(3,332)	(6,757)	(6,490)
Recoveries / (impairment), net (1)	684	(636)	5,228	1,353
Ending carrying value, net	$114,781	$94,750	$114,781	$94,750
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Residential mortgage servicing impairment
Beginning balance	$5,274	$7,163	$9,818	$9,152
Additions	75	2,304	75	2,361
Recoveries	(759)	(1,668)	(5,303)	(3,714)
Ending balance	$4,590	$7,799	$4,590	$7,799

The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2018	December 31, 2017
Residential Mortgage Servicing Rights
Fair Value	$121,112	$103,725
Composition of residential loans serviced for others:
Fixed-rate	99.57%	99.55%
Adjustable-rate	0.43%	0.45%
Total	100.00%	100.00%
Remaining term (years)	25.7	25.7
Modeled prepayment speed	6.78%	8.19%
Decline in fair value due to a 10% adverse change	$(3,550)	$(3,497)
Decline in fair value due to a 20% adverse change	(6,952)	(6,796)
Weighted average discount rate	10.46%	9.95%
Decline in fair value due to a 10% adverse change	$(5,535)	$(4,299)
Decline in fair value due to a 20% adverse change	(10,638)	(8,223)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	June 30, 2018			Net Charge-offs for the Six Months Ended June 30, 2018
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$9,450,326	$17,573	$16,463	$—
Held-for-sale (1)	389,859	371	—	—
Held-for-investment (2)	556,801	2,522	21,705	—
Total residential mortgage loans serviced	$10,396,986	$20,466	$38,168	$—
(1) There were no loans held-for-sale that were 90+ days past due recorded under the fair value option for mortgage loans held-for-sale. There were no applicable discounts for loans held-for-sale that were 30-89 days past due.
(2) Delinquent loans held-for-investment include repurchased loans covered by government agency guarantees that were 30-89 days past due and 90+ days past due of $1,147 and $17,663, respectively.
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended June 30, 2018, the Company has sold approximately 49,000 loans with a principal balance of approximately $12.2 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at June 30, 2018, and December 31, 2017, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans to commercial borrowers, primarily SBA loans, with third parties in the secondary market. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended June 30, 2018, and 2017, the Company sold $10.8 million and $9.6 million in government loans, respectively, with servicing retained. During the six months ended June 30, 2018, and 2017, the Company sold $21.5 million and $23.7 million in government loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended June 30, 2018, and 2017, the Company recorded gains on sales of SBA loans of $707,000 and $63,000, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded gains on sales of SBA loans of $1.3 million and $1.2 million, respectively.
During the three months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $512,000 and $633,000, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $1.1 million and $1.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
SBA loan servicing rights
Beginning carrying value, net	$4,737	$5,662	$4,818	$5,707
Additions	274	270	544	662
Amortization	(353)	(577)	(835)	(994)
Recoveries / (impairment), net (1)	—	(43)	131	(63)
Ending carrying value, net	$4,658	$5,312	$4,658	$5,312

(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
SBA servicing rights impairment
Beginning balance	$3	$20	$134	$—
Additions	—	43	—	63
Recoveries	—	—	(131)	—
Ending balance	$3	$63	$3	$63

The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2018	December 31, 2017
SBA loan servicing rights
Fair Value	$4,895	$5,275
Composition of loans serviced for others:
Fixed-rate	—%	—%
Adjustable-rate	100.00%	100.00%
Total	100.00%	100.00%
Remaining term (years)	18.6	18.9
Modeled prepayment speed	12.40%	11.33%
Decline in fair value due to a 10% adverse change	$(182)	$(181)
Decline in fair value due to a 20% adverse change	(351)	(351)
Weighted average discount rate	13.63%	13.13%
Decline in fair value due to a 10% adverse change	$(188)	$(199)
Decline in fair value due to a 20% adverse change	(364)	(384)
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
Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	June 30, 2018			Net Charge-offs for the Six Months Ended June 30, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$245,795	$2,441	$1,859	$—
Held-for-sale	20,056	—	—	—
Held-for-investment	145,686	1,150	7,964	210
Total SBA loans serviced	$411,537	$3,591	$9,823	$210
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended June 30, 2018, and 2017, the Company sold $29.3 million and $152.0 million in indirect automobile loans, respectively, with servicing retained. During the six months ended June 30, 2018, and 2017, the Company sold $115.3 million and $344.4 million in indirect automobile loans, respectively, with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended June 30, 2018, and 2017, the Company recorded gains on sales of indirect automobile loans of $218,000 and $2.1 million, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded gains on sales of indirect automobile loans of $1.2 million and $5.3 million, respectively.
During the three months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $1.9 million, and $2.4 million, respectively. During the six months ended June 30, 2018, and 2017, the Company recorded servicing fee income of $3.8 million, and $4.5 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Indirect automobile loan servicing rights
Beginning carrying value	$6,873	$7,990	$7,118	$7,457
Additions	196	1,021	765	2,424
Amortization	(804)	(857)	(1,618)	(1,727)
Ending carrying value	$6,265	$8,154	$6,265	$8,154
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	June 30, 2018	December 31, 2017
Indirect automobile loan servicing rights
Fair value	$6,395	$7,436
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Remaining term (years)	4.4	4.5
Modeled prepayment speed	20.59%	20.59%
Decline in fair value due to a 10% adverse change	$(162)	$(192)
Decline in fair value due to a 20% adverse change	(317)	(377)
Weighted average discount rate	8.07%	7.18%
Decline in fair value due to a 10% adverse change	$(65)	$(69)
Decline in fair value due to a 20% adverse change	(129)	(137)
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

Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	June 30, 2018			Net Charge-offs for the Six Months Ended June 30, 2018
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$932,915	$2,119	$1,810	$2,198
Held-for-sale	25,000	—	—	—
Held-for-investment	1,698,879	3,396	1,221	2,011
Total indirect automobile loans serviced	$2,656,794	$5,515	$3,031	$4,209
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
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and six months ended June 30, 2018, and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2018	2017	2018	2017
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$1,468	$1,481	$2,940	$2,936
Other fees and charges	2,235	1,880	4,270	3,671
Trust and wealth management	574	239	1,106	529
Other:
Insurance commissions	27	104	425	404
Gain on ORE	42	76	42	377
Total other	$69	$180	$467	$781
Noninterest income (in-scope of Topic 606)	4,346	3,780	8,783	7,917
Noninterest income (out-of-scope of Topic 606)	32,631	31,276	65,327	64,509
Total noninterest income	$36,977	$35,056	$74,110	$72,426
Contract Balances
Typically, a contract asset balance occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. On the other hand, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees, and insurance commissions based on the terms and conditions of the associated contracts. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of June 30, 2018, and December 31, 2017, the Company did not have any significant contract balances.
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
12. Subsequent Event
Subsequent to June 30, 2018, the Company became aware of events that will result in a nontaxable gain of approximately $2.6 million in cash surrender value death benefits to be recorded during the third quarter of 2018.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at June 30, 2018 compared to December 31, 2017, and compares the results of operations for the three and six months ended June 30, 2018, and 2017. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
Forward-Looking Statements
This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current expectations relating to present or future trends or factors generally affecting the banking industry and specifically affecting our operations, markets and services. Forward-looking statements are subject to significant risks and uncertainties. Investors are cautioned against placing undue reliance on such statements. Without limiting the foregoing, the words “believes,” “expects,” “anticipates,” “estimates,” “projects,” “intends,” “plans,” “targets,” “initiatives,” “potentially,” “outlook,” or similar expressions or future conditional verbs such as “may,” “will,” “should,” “would,” and “could” are intended to identify forward-looking statements. Such statements are not based on fact but instead based upon the current beliefs and expectations of management and on information currently available to management based upon assumptions that management believes are reasonable and may relate to, among other things, the difficult economic conditions and the economy’s impact on operating results, credit quality, liquidity, capital, the adequacy of the allowance for loan losses, changes in interest rates, and litigation results. Actual results could differ materially from those projected for many reasons, including without limitation, changing events and trends that have influenced our assumptions.
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

Selected Financial Data
The following table contains selected consolidated financial data and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q:

	As of or for the Three Months Ended			As of or for the Six Months Ended
($ in thousands, except per share data)	June 30, 2018	March 31, 2018	June 30, 2017	June 30, 2018	June 30, 2017
INCOME STATEMENT DATA:
Interest income	$44,740	$41,562	$39,578	$86,302	$77,220
Interest expense	8,268	6,794	5,832	15,062	11,240
Net interest income	36,472	34,768	33,746	71,240	65,980
Provision for loan losses	2,286	2,130	750	4,416	2,850
Noninterest income	36,977	37,133	35,056	74,110	72,426
Noninterest expense	58,852	54,742	54,551	113,594	105,122
Net income before income taxes	12,311	15,029	13,501	27,340	30,435
Income tax expense	2,921	3,262	4,609	6,183	11,015
Net income	9,390	11,767	8,892	21,157	19,419
PERFORMANCE:
Earnings per common share - basic	$0.35	$0.44	$0.34	$0.78	$0.74
Earnings per common share - diluted	0.34	0.43	0.33	0.78	0.73
Total revenues	81,717	78,695	74,634	160,412	149,646
Book value per common share	15.48	15.19	14.21	15.48	14.21
Tangible book value per common share (1)	15.05	14.75	13.72	15.05	13.72
Cash dividends paid per common share	0.12	0.12	0.12	0.24	0.24
Dividend payout ratio	34.29%	27.27%	35.29%	30.77%	32.43%
Return on average assets	0.77%	1.03%	0.78%	0.90%	0.87%
Return on average shareholders' equity	9.06%	11.83%	9.58%	10.42%	10.61%
Equity to assets ratio	8.60%	8.54%	8.23%	8.60%	8.23%
Net interest margin	3.22%	3.29%	3.20%	3.25%	3.20%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,892,369	$4,811,659	4,609,280	$4,892,369	$4,609,280
Earning assets	4,549,315	4,466,249	4,267,358	4,549,315	4,267,358
Loans, excluding loans held-for-sale	3,792,886	3,714,308	3,332,132	3,792,886	3,332,132
Total loans	4,237,572	4,139,608	3,726,842	4,237,572	3,726,842
Total deposits	4,069,630	3,900,407	3,899,796	4,069,630	3,899,796
Shareholders' equity	420,962	410,744	379,399	420,962	379,399
Assets serviced for others	10,632,607	10,367,564	9,877,434	10,632,607	9,877,434
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.17%	0.11%	0.09%	0.14%	0.13%
Allowance to period-end loans	0.83%	0.83%	0.91%	0.83%	0.91%
Adjusted allowance to adjusted period-end loans (1)	1.16%	1.15%	1.30%	1.16%	1.30%
Nonperforming assets to total loans, ORE and repossessions	1.96%	2.04%	1.68%	1.96%	1.68%
Adjusted nonperforming assets to loans, ORE and repossessions (2)	0.99%	1.14%	1.17%	0.99%	1.17%
Allowance to nonperforming loans, ORE and repossessions	0.42x	0.41x	0.54x	0.42x	0.54x
SELECTED RATIOS:
Loans to total deposits	93.20%	95.23%	85.44%	93.20%	85.44%
Average total loans to average earning assets	92.90%	92.71%	87.99%	92.81%	89.50%
Noninterest income to total revenue	50.34%	51.64%	50.95%	50.99%	52.33%
Leverage ratio	8.43%	8.74%	8.36%	8.43%	8.36%
Common equity tier 1 capital	8.45%	8.41%	8.61%	8.45%	8.61%
Tier 1 risk-based capital	9.50%	9.47%	9.76%	9.50%	9.76%
Total risk-based capital	11.99%	11.98%	12.47%	11.99%	12.47%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	$908,754	$613,314	$800,426	$1,522,068	$1,353,423
Total mortgage loan sales	800,084	496,484	689,073	1,296,568	1,255,076
Indirect automobile loan production	183,675	258,560	249,716	442,235	566,257
Total indirect automobile loan sales	29,275	86,000	151,996	115,275	344,431
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
Since our inception in 1973, we have pursued managed, profitable growth through providing quality financial services. Our overall focus is on building shareholder value. Our mission is to continue growth, improve earnings and increase shareholder value; to treat customers, employees, community and shareholders according to the "Golden Rule"; and to operate within a culture of strong internal controls.
Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida markets. We also conduct indirect automobile lending in Georgia and Florida and residential mortgage lending throughout the South. SBA lending has a nation-wide footprint.
We have continued to focus on organic growth and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. During 2018, the market pressures in indirect auto required us to exit all remaining states outside of our existing branch footprint in Georgia and Florida. We continue to emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth. We recently opened a branch in northeast metro Atlanta which brought the total number of retail branches to 69 with 50 branches in Georgia and 19 in Florida. We believe our retail branch network positions us to generate new customers and business opportunities. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level.
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
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our mortgage, construction, commercial, and consumer installment loan portfolios organically and through acquisitions as the economy continues to improve. The commercial loan production momentum that began in the fourth quarter of 2017 continues to be strong while we implement strategies to grow our commercial bank. Our loan portfolio is well diversified among consumer, business, and real estate lending. The credit quality of the loans we have originated continues to be strong.
A portion of our profitability, as with other financial institutions, is dependent upon net interest income, which is the difference between the interest we receive on interest-earning assets, such as loans and securities, and the interest we pay on interest-bearing liabilities, principally deposits and borrowings. Our net interest margin is affected by prevailing interest rates, nonperforming assets and competition among financial institutions and nonbank entities for loans and deposits.
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the three and six months ended June 30, 2018, impairment recovery on mortgage servicing rights ("MSRs") of $683,000 and $5.2 million was recorded as part of noninterest income from mortgage banking activities. During the the three and six months ended June 30, 2017, impairment and impairment recovery on MSRs was ($636,000) and $1.4 million. The impairment recovery occurred in 2018 as estimated future prepayment speeds stabilized during the period, partially the result of higher interest rates, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. During the first half of 2018, we made significant progress in integrating and leveraging our acquisitions from previous years and continuing expansion. We are also continuing to focus on asset quality, revenue growth, deposit growth and quality loan growth at a well-maintained capital level.
Financial Performance
We recorded net income for the three months ended June 30, 2018 of $9.4 million compared to $8.9 million for the same period in 2017, an increase of $498,000, or 5.6%. For the six months ended June 30, 2018, we recorded net income of $21.2 million compared to $19.4 million for the same period in 2017, an increase of $1.7 million, or 8.9%.

Basic and diluted earnings per common share for the three months ended June 30, 2018, were $0.35 and $0.34, respectively, compared to $0.34 and $0.33, respectively, for the same period last year. For the six months ended June 30, 2018, both basic and diluted earnings per common share were $0.78, compared to $0.74 and $0.73, respectively, for the same period last year.
Non-GAAP Financial Measures
In addition to traditional measures, management provides non-GAAP financial information and performance indicators it considers useful to investors in understanding the Company’s operating performance and trends, and to facilitate comparisons with the performance of its peers and better comparability with prior periods. Management also uses these measures internally to assess and better understand the Company’s underlying business performance and trends related to core business activities. The non-GAAP financial measures and key performance indicators used by the Company may differ from the non-GAAP financial measures and performance indicators used by other financial institutions to assess their performance and trends.
In particular, management uses tangible shareholders' equity, adjusted allowance for loan losses, adjusted nonperforming assets, adjusted nonperforming loans, adjusted total loans, and related ratios, each of which is a non-GAAP financial measure. Management uses (i) tangible shareholders' equity (which excludes goodwill and other intangibles from equity) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; and (ii) adjusted allowance for loan losses (which includes adjustments related to acquired loans and indirect auto loans), adjusted non-performing assets and adjusted loans (which includes adjustments for repurchased government-guaranteed loans, SBA guaranteed loans and acquired loans) as supplemental information to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers. A reconciliation of these non-GAAP financial measures to their nearest GAAP measure appears in the table below.
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

	As of or for the quarter ended
($ in thousands)	June 30, 2018	March 31, 2018	December 31, 2017	June 30, 2017
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$74,442	$75,955	$63,338	$56,265
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(27,220)	(26,091)	(19,478)	(12,502)
Less: SBA guaranteed loans included in nonaccrual loans	(3,639)	(1,541)	(1,652)	(2,949)
Less: Nonaccrual acquired loans	(7,648)	(7,890)	(6,242)	(4,544)
Adjusted nonperforming assets, excluding government-guaranteed and acquired loans (non-GAAP)	$35,935	$40,433	$35,966	$36,270
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,792,886	$3,714,308	$3,580,966	$3,332,132
Add: ORE	6,834	7,668	7,621	9,382
Add: repossessions	1,303	1,853	2,392	1,779
Total loans, ORE, and repossessions (GAAP)	3,801,023	3,723,829	3,590,979	3,343,293
Less: acquired loans	(165,303)	(178,496)	(196,567)	(230,256)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,635,720	$3,545,333	$3,394,412	$3,113,037
Nonperforming assets to loans, ORE, and repossessions (GAAP)	1.96%	2.04%	1.76%	1.68%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	0.99%	1.14%	1.06%	1.17%
Nonperforming assets to total assets (GAAP)	1.52%	1.58%	1.38%	1.22%
Adjusted nonperforming assets to total assets (non-GAAP)	0.73%	0.84%	0.79%	0.79%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$31,623	$30,940	$29,772	$30,425
Less: allowance allocated to indirect auto loans	(9,210)	(9,888)	(10,258)	(9,767)
Less: allowance allocated to acquired loans	(134)	(134)	(209)	(284)
Adjusted allowance for loan losses (non-GAAP)	$22,279	$20,918	$19,305	$20,374
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,792,886	$3,714,308	$3,580,966	$3,332,132
Less: indirect auto loans	(1,698,879)	(1,719,670)	(1,716,156)	(1,531,761)
Less: acquired loans	(165,303)	(178,496)	(196,567)	(230,256)
Adjusted period end loans (non-GAAP)	$1,928,704	$1,816,142	$1,668,243	$1,570,115
Allowance to total loans (GAAP)	0.83%	0.83%	0.83%	0.91%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.16%	1.15%	1.16%	1.30%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$420,962	$410,744	$401,632	$379,399
Less: intangibles	(11,751)	(12,028)	(12,306)	(12,966)
Tangible shareholders' equity	$409,211	$398,716	$389,326	$366,433
End of period shares	27,191,787	27,034,255	27,019,201	26,702,665
Book value per common share (GAAP)	15.48	15.19	14.86	14.21
Tangible book value per common share (non-GAAP)	15.05	14.75	14.41	13.72
Results of Operations
Net Income
Net income for the quarter was $9.4 million compared to $8.9 million for the same period in 2017, an increase of $498,000, or 5.6%. This increase is primarily due to a decrease of $1.7 million in income tax expense from the change in the federal tax rate as discussed in Note 1. Significant Accounting Policies to the unaudited consolidated financial statements. Pre-tax income was $1.2 million lower for the quarter. Higher net interest income of $2.7 million was the result of an increase of 3 basis points in loan yields and growth in average loans of $486.3 million, which was offset by $4.3 million in higher noninterest expense, primarily salaries and employee benefits, including mortgage commissions.
Net income for the six months ended June 30, 2018 was $21.2 million compared to $19.4 million for the same period in 2017, an increase of $1.7 million, or 8.9%. This increase is primarily due to a decrease of $4.8 million in income tax expense from the change in the federal tax rate as discussed in Note 1. Significant Accounting Policies to the unaudited consolidated financial statements. Pre-tax income was $3.1 million lower compared to the same period last year. Higher net interest income of $5.3 million was the result of an increase of 8 basis points in loan yields and growth in average loans of $373.4 million, which was offset by $8.5 million in higher noninterest expense, primarily salaries and employee benefits, including mortgage commissions.
On a linked-quarter basis, net income was $2.4 million less than the previous quarter, as net interest income increased by $1.7 million and noninterest income remained relatively flat as the MSRs impairment recovery was $3.9 million lower than the previous quarter. Noninterest expense increased by $4.1 million as a 48.2% increase in mortgage loan production drove higher mortgage commissions.
Interest Income
Interest income for the quarter was $44.7 million, an increase of $5.2 million, or 13.0%, compared to the same period in 2017 as average loans increased by $486.3 million, or 13.0%, and the yield on total average interest-earning assets increased by 20 basis points, as market interest rates increased year-over-year.
Interest income for the six months ended June 30, 2018 was $86.3 million, an increase of $9.1 million, or 11.8%, compared to the same period in 2017 as average loans for the period increased by $373.4 million, or 10.0%, and the yield on total average interest-bearing assets increased by 27 basis points, as market interest rates increased year-over-year.
On a linked-quarter basis, interest income increased by $3.2 million, or 7.6%. An increase in average loans of $245.0 million and average investment securities of $19.4 million drove interest income, while the yield on total average interest-earning assets increased by 2 basis points from the previous quarter.
Interest Expense
Interest expense for the quarter of $8.3 million reflects an increase of $2.4 million, or 41.8%, as compared to the same quarter a year ago, primarily due to an increase in interest expense on deposits. Growth in average deposits and borrowings balances, as well as rising market rates, drove this increase.
Interest expense for the six months ended June 30, 2018 of $15.1 million reflects an increase of $3.8 million, or 34.0%, as compared to the same period a year ago, primarily due to an increase in interest expense on deposits. Growth in average deposits due to the Bank's continued deposit marketing campaign, and borrowings balances, as well as rising market rates, drove this increase.
On a linked-quarter basis, interest expense increased by $1.5 million, or 21.7%, primarily due to a 5 basis point increase in total interest-bearing deposits. The yield paid on short-term borrowings increased 27 basis points as average FHLB borrowings increased by $159.7 million during the quarter. FHLB borrowings were reduced by quarter end.
Net Interest Margin
As compared to the same quarter a year ago, net interest margin (tax equivalent) increased by 2 basis points, from 3.20% to 3.22%, primarily due to a 20 basis point increase in the yield on total average interest-earning assets of $4.5 billion, offset by an increase of 27 basis points in the yield on total average interest-bearing liabilities of $3.3 billion. Average earning assets increased by $299.1 million, primarily due to an increase in average loans over the year. Average interest-bearing liabilities increased by $126.0 million, primarily driven by an increase in average borrowings of $151.9 million, offset by a decrease in average interest-bearing deposits of $26.0 million.
As compared to the same six months a year ago, net interest margin (tax equivalent) increased by 5 basis points, from 3.20% to 3.25%, primarily due to a 8 basis point increase in the yield on average loans.
As compared to the same quarter a year ago, average earning assets increased by $299.1 million, primarily due to the increase in average loans over the year. Average interest-bearing liabilities increased by $126.0 million primarily driven by an increase in average borrowings of $151.9 million offset by a decrease in average interest-bearing deposits of $26.0 million. Year over year, the deposit marketing campaigns in Florida have successfully increased average deposits and new commercial deposit relationships.
As compared to the same six months a year ago, average earning assets increased by $254.0 million, primarily due to the increase in average loans over the year. Average interest-bearing liabilities increased by $71.8 million primarily driven by an increase in average borrowings of $71.5 million. Year over year, the deposit marketing campaigns in Florida have successfully increased average deposits and new commercial deposit relationships.
On a linked-quarter basis, the net interest margin decreased from 3.29% to 3.22% a decrease of 7 basis points. Loan coupon yields, excluding fees, SBA discount accretion, and accretable yields, increased faster than deposit costs during the quarter. The increase was offset by higher usage of short term borrowings to help fund loan growth during the quarter.
Average earning assets increased by $255.1 million, primarily driven by the increase in average loans for the quarter compared to previous quarter. Average interest-bearing liabilities increased by $195.4 million, primarily driven by the increase in other short-term borrowings for the quarter of $159.7 million, and an increase of $35.7 million in average interest-bearing deposits for the quarter compared to previous quarter.
Taxable-equivalent Interest Income
The interest income earned on certain loans and investments is completely or partially exempt from federal income and state taxes. As such, these tax-exempt instruments typically yield lower returns than taxable instruments. To provide more meaningful comparisons of yields and margins for all earning assets, we also provide revenue on a taxable-equivalent basis by increasing the interest income earned on tax-exempt assets to make it fully equivalent to interest income earned on taxable instruments. This adjustment is not permitted under GAAP in the Consolidated Statements of Comprehensive Income.
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

Reconciliation of Non-GAAP Measure:	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest income, GAAP basis	$44,740	$39,578	$86,302	$77,220
Taxable-equivalent adjustment	36	79	72	171
Interest income, taxable-equivalent basis	$44,776	$39,657	$86,374	$77,391

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	June 30, 2018			June 30, 2017
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Commercial	$920,995	$10,811	4.71%	$818,952	$10,420	5.10%
SBA	154,459	2,757	7.16%	155,819	3,206	8.25%
Construction	267,125	4,334	6.51%	243,067	3,635	6.00%
Indirect automobile	1,771,665	13,361	3.02%	1,670,576	11,876	2.85%
Installment loans and personal lines of credit	44,033	295	2.69%	44,638	390	3.50%
Residential mortgage	912,700	9,446	4.15%	662,664	6,489	3.93%
Home equity lines of credit	151,363	1,857	4.92%	140,310	1,577	4.51%
Total loans, net of unearned income (1)	4,222,340	42,861	4.07%	3,736,026	37,593	4.04%
Investment securities (1)	175,314	1,373	3.14%	164,037	1,216	2.97%
Other earning assets	147,405	542	1.47%	345,891	848	0.98%
Total interest-earning assets	4,545,059	44,776	3.95%	4,245,954	39,657	3.75%
Noninterest-earning assets:
Cash and due from banks	36,117			44,132
Allowance for loan losses	(31,174)			(30,116)
Premises and equipment, net	90,030			87,332
Other real estate	7,383			10,907
Other assets	243,119			221,322
Total noninterest-earning assets	345,475			333,577
Total assets	$4,890,534			$4,579,531

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$489,051	$174	0.14%	$437,034	$117	0.11%
Money market and savings deposits	1,349,447	2,040	0.61%	1,284,329	1,431	0.45%
Time deposits	906,133	2,610	1.16%	1,049,248	2,343	0.90%
Total interest-bearing deposits	2,744,631	4,824	0.70%	2,770,611	3,891	0.56%
Short-term borrowings	395,215	1,812	1.84%	243,359	502	0.83%
Subordinated debt	120,637	1,632	5.43%	120,505	1,439	4.79%
Total interest-bearing liabilities	3,260,483	8,268	1.02%	3,134,475	5,832	0.75%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,172,298			1,027,909
Other liabilities	42,081			44,824
Shareholders’ equity	415,672			372,323
Total noninterest-bearing liabilities and shareholders’ equity	1,630,051			1,445,056
Total liabilities and shareholders’ equity	$4,890,534			$4,579,531
Net interest income/spread		$36,508	2.93%		$33,825	3.00%
Net interest margin			3.22%			3.20%

	For the Six Months Ended
	June 30, 2018			June 30, 2017
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Commercial	$893,397	$21,120	4.77%	$810,885	$19,862	4.94%
SBA	154,097	5,819	7.61%	157,609	6,300	8.06%
Construction	262,620	8,496	6.52%	239,702	7,286	6.13%
Indirect automobile	1,778,287	26,456	3.00%	1,711,126	24,323	2.87%
Installment loans and personal lines of credit	42,758	597	2.82%	43,364	776	3.61%
Residential mortgage	818,954	16,572	4.08%	626,852	12,255	3.94%
Home equity lines of credit	150,395	3,667	4.92%	137,605	2,919	4.28%
Total loans, net of unearned income (1)	$4,100,508	$82,727	4.07%	$3,727,143	$73,721	3.99%
Investment securities (1)	165,671	2,568	3.13%	167,945	2,471	2.97%
Other earning assets	152,052	1,079	1.43%	269,161	1,199	0.90%
Total interest-earning assets	4,418,231	86,374	3.94%	4,164,249	77,391	3.75%
Noninterest-earning assets:
Cash and due from banks	36,243			41,355
Allowance for loan losses	(30,592)			(29,952)
Premises and equipment, net	89,384			87,562
Other real estate	7,494			12,527
Other assets	238,404			220,477
Total noninterest-earning assets	340,933			331,969
Total assets	$4,759,164			$4,496,218

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$475,408	$335	0.14%	$430,060	$229	0.11%
Money market and savings deposits	1,347,686	3,881	0.58%	1,246,602	2,608	0.42%
Time deposits	903,777	4,920	1.10%	1,050,073	4,503	0.86%
Total interest-bearing deposits	2,726,871	9,136	0.68%	2,726,735	7,340	0.54%
Short-term borrowings	315,808	2,722	1.74%	244,310	894	0.74%
Subordinated debt	120,621	3,204	5.36%	120,488	3,006	5.03%
Total interest-bearing liabilities	3,163,300	15,062	0.96%	3,091,533	11,240	0.73%
Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	1,146,573			994,548
Other liabilities	39,697			41,110
Shareholders’ equity	409,594			369,027
Total noninterest-bearing liabilities and stockholders' equity	1,595,864			1,404,685
Total liabilities and shareholders’ equity	$4,759,164			$4,496,218
Net interest income/spread		$71,312	2.98%		$66,151	3.02%
Net interest margin			3.25%			3.20%
(1)Interest income includes the effect of taxable equivalent adjustment on nontaxable interest income using a 21% tax rate in 2018 and a 35% tax rate in 2017.

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
The provision for loan losses was $2.3 million and $4.4 million for the three and six months ended June 30, 2018, respectively, an increase of $1.5 million and $1.6 million, respectively, compared to the same periods in 2017. The primary reason for the increase was the growth of our commercial loan portfolio and charge-offs of several non performing asset-related specific reserves. Credit quality trend performance remains consistent and strong.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Six Months Ended June 30,		Year Ended December 31,
($ in thousands)	2018	2017	2017
Balance at beginning of period	$29,772	$29,831	$29,831
Net (charge-offs) / recoveries:
Commercial	(480)	205	(237)
SBA	(210)	(34)	(160)
Construction	536	589	898
Consumer	(1,987)	(2,903)	(4,736)
Mortgage	(424)	(3)	56
Total net charge-offs	(2,565)	(2,146)	(4,179)
Decrease in FDIC indemnification asset	—	(110)	(155)
Provision for loan losses (1)	4,416	2,850	4,275
Balance at end of period	$31,623	$30,425	$29,772

Allowance for loan losses as a percentage of loans	0.83%	0.91%	0.83%
Adjusted allowance as a percentage of adjusted loans (non-GAAP) (2)	1.16%	1.30%	1.16%
Ratio of net charge-offs to average loans outstanding, net	0.14%	0.13%	0.12%
(1)Net of benefit attributable to FDIC indemnification asset for periods prior to 2018
(2)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at June 30, 2018.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service charges on deposit accounts	$1,468	$1,481	$(13)	(0.9)%	$2,940	$2,936	$4	0.1%
Other fees and charges	2,449	2,006	443	22.1	4,684	3,863	821	21.3
Mortgage banking activities	29,383	26,956	2,427	9.0	57,945	52,825	5,120	9.7
Indirect lending activities	1,270	3,640	(2,370)	(65.1)	3,418	8,066	(4,648)	(57.6)
SBA lending activities	1,217	681	536	78.7	2,374	2,499	(125)	(5.0)
Trust and wealth management fees	574	240	334	139.2	1,106	529	577	109.1
Other	616	52	564	1,084.6	1,643	1,708	(65)	(3.8)
Total noninterest income	$36,977	$35,056	$1,921	5.5	$74,110	$72,426	$1,684	2.3
Noninterest income was $37.0 million for the three months ended June 30, 2018 an increase of $1.9 million, or 5.5%, primarily due to an increase in mortgage banking income of $2.4 million, an increase in SBA lending income of $536,000, and an increase of $334,000 in trust and wealth management income, offset by a decrease in income from indirect lending activities of $2.4 million, as investor demand for loan sales declined.

Noninterest income was $74.1 million for the six months ended June 30, 2018 an increase of $1.7 million, or 2.3%, primarily due to an increase in mortgage banking income of $5.1 million, and an increase of $577,000 in trust and wealth management income, offset by a decrease in income from indirect lending activities of $4.6 million, as investor demand for loan sales declined.
On a linked-quarter basis, noninterest income remained flat. Gross mortgage revenue increased by $4.6 million during the quarter, offset by a decrease of $3.9 million in the MSRs impairment recovery for the quarter. While mortgage production increased by $295.4 million during the quarter, the gain on sale margins narrowed due to competitive pressures. Income from indirect lending activities decreased by $878,000, as indirect loan sales decreased by $56.7 million. Income from SBA lending activities remained flat on a linked-quarter basis due to a higher concentration of construction loan production that are sold when fully funded. The SBA loan pipeline increased by approximately 43% on a linked-quarter basis.
The majority of our noninterest income is derived from mortgage banking activities. The various components of noninterest income from mortgage banking activities are further detailed below:

	For the Three Months Ended		For the Six Months Ended
(in thousands)	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Marketing gain, net	$20,330	$21,355	$37,905	$40,032
Origination points and fees	5,495	4,189	9,142	7,210
Loan servicing revenue	6,206	5,379	12,427	10,720
Gross mortgage revenue	$32,031	$30,923	$59,474	$57,962
Less:
MSR amortization	(3,331)	(3,331)	(6,757)	(6,490)
MSR recovery/(impairment), net	683	(636)	5,228	1,353
Total income from mortgage banking activities	$29,383	$26,956	$57,945	$52,825
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$28,215	$25,852	$2,363	9.1%	$55,776	$51,290	$4,486	8.7%
Commissions	11,242	9,384	1,858	19.8	18,748	16,882	1,866	11.1
Occupancy and equipment, net	4,541	4,700	(159)	(3.4)	9,473	8,864	609	6.9
Professional and other services	4,635	5,052	(417)	(8.3)	9,433	9,119	314	3.4
Other	10,219	9,563	656	6.9	20,164	18,967	1,197	6.3
Total noninterest expense	$58,852	$54,551	$4,301	7.9	$113,594	$105,122	$8,472	8.1
For the three months ended June 30, 2018, noninterest expense of $58.9 million increased by $4.3 million, or 7.9%, mostly due to increased expenses associated with organic growth, especially in the mortgage and retail divisions. Salaries, commissions and employee benefits expense increased by $4.2 million, or 12.0%, mainly due to an increase in the FTE headcount of 42, or 3.1%, year over year, primarily in the mortgage and retail delivery and branches, as well as higher cost of benefits.
For the six months ended June 30, 2018, noninterest expense of $113.6 million increased by $8.5 million, or 8.06%, mostly due to increased expenses associated with organic growth, especially in the mortgage and retail divisions. Salaries, commissions and employee benefits expense increased by $6.4 million, or 9.3%, mainly due to an increase in the FTE headcount of 42, or 3.1%, year over year, primarily in the mortgage and retail delivery and branches. Equity incentives granted in June 2017 which were tied to 2016 performance also increased salaries and benefits expense for the current period.
On a linked-quarter basis, noninterest expense increased by $4.1 million, or 7.5%, primarily due to an increase in commissions expense of $3.7 million from higher mortgage loan originations and $654,000 in salaries and employee benefits expense from an increase in headcount from mortgage and retail delivery and branches.
Income Tax Expense
Income tax expense was $2.9 million and $6.2 million for the three and six months ended June 30, 2018, respectively, a decrease of $1.7 million, or 36.6%, and $4.8 million, or 43.87%, respectively, as compared to the same periods in 2017. The Tax Cuts and Jobs Act enacted into law on December 22, 2017, included, among other things, a reduction in the federal corporate income tax rate from 35% to 21%. The decrease in our income tax expense was almost entirely driven by the change in the federal tax rate. The effective tax rate for the three and six months ended June 30, 2018 was 23.7% and 22.6%, respectively, as compared to 34.1% and 36.2%, respectively, for the same periods in 2017. Excluding the benefit of employee stock option exercises and other tax adjustments, the effective tax rate for the three and six months ended June 30, 2018 would have been 23.5% and 23.0%, respectively.
On a linked quarter basis, income tax expense was $2.9 million, a decrease of $341,000 compared to $3.3 million in the prior quarter primarily due to the decrease in pre-tax income for the quarter.
Financial Condition
Total assets grew to $4.9 billion at June 30, 2018, an increase of $315.5 million, or 6.9%, compared to December 31, 2017, primarily driven by loan growth of $298.9 million, or 7.6%, mainly in the commercial and mortgage loan portfolios, and an increase in servicing rights by $13.1 million, or 11.6%, primarily due to the additions to the portfolio during the first half of 2018. Other assets also increased by $5.0 million, or 8.4%, of which $4.2 million was an increase in FHLB stock, due to an increased level of FHLB borrowings during the period.
Asset growth during the first half of 2018 was funded by $180.1 million in core deposit growth, an $87.3 million increase in short-term borrowings, primarily FHLB borrowings, and $22.4 million increase in time deposits, mainly brokered deposits.
Loans
Total loans of $4.2 billion at June 30, 2018, increased by $298.9 million, or 7.6%, as compared to December 31, 2017, primarily driven by increases of $132.3 million in commercial and SBA loans, $86.9 million in loans held-for-sale, and $70.1 million in mortgage loans. The commercial loan production momentum that began in the 4th quarter of 2017 continued to be strong as we continued to implement strategies to grow the commercial bank. While loan sales were seasonally higher for the linked quarter, investor demand for the indirect product has declined, resulting in lower production.
The increase in loans held for sale of $86.9 million, or 24.3%, during the first half of 2018, was primarily due to an increase in mortgage loans held for sale of $130.5 million. The increase is primarily the result of higher seasonal volume and the Company's decision to slightly extend the holding period of mortgage loans prior to sale in the secondary market. Prior to quarter end, the Company decided to trend holding periods back to short holding in order to optimize leverage, liquidity and capital. The increase in mortgage loans held for sale was offset by a $50.0 million decrease in indirect auto loans held for sale as investor demand for loan sales declined.
Fair Value Adjustments
Loan servicing rights increased by $13.1 million, or 11.6%, to $125.7 million at June 30, 2018, compared to December 31, 2017. MSRs, the primary component of loan servicing rights, contributed the majority of the change, increasing by 14.0%, to $114.8 million at June 30, 2018. MSRs also increased due to mortgage loan sales with servicing retained of $681.8 million as of June 30, 2018. The current estimated fair market value of MSRs was $121.1 million at June 30, 2018.
Fair value gains on the portfolio of mortgage loans held for sale, interest rate lock commitments (“IRLCs”) and hedge items was $14.8 million at June 30, 2018, an increase of $2.1 million, or 16.6%, during the period primarily due to growth in both loans held for sale and the gross pipeline of IRLCs.

Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	June 30, 2018	December 31, 2017	June 30, 2017
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$58,027	$47,012	$37,894
Loans past due 90 days or more and still accruing	8,278	6,313	7,210
Repossessions	1,303	2,392	1,779
Other real estate (ORE)	6,834	7,621	9,382
Nonperforming assets	$74,442	$63,338	$56,265
ASSET QUALITY RATIOS
Loans 30-89 days past due	$6,514	$22,079	$7,181
Loans 30-89 days past due to loans	0.17%	0.62%	0.22%
Loans past due 90 days or more and still accruing to loans	0.22%	0.18%	0.22%
Nonperforming loans as a % of loans	1.75%	1.49%	1.35%
Nonperforming assets to loans, ORE, and repossessions	1.96%	1.76%	1.68%
Adjusted nonperforming assets to adjusted loans, ORE and repossessions (non-GAAP)(7)	0.99%	1.14%	1.17%
Non performing assets to total assets	1.52%	1.58%	1.22%
Adjusted non performing assets to total assets (non-GAAP) (7)	0.73%	0.84%	0.79%
Classified Asset Ratio (4)	21.84%	20.70%	20.14%
ALL to nonperforming loans	47.69%	55.83%	67.46%
Net charge-offs, annualized to average loans	0.17%	0.11%	0.09%
ALL as a % of loans	0.83%	0.83%	0.91%
Adjusted ALL as a % of adjusted loans (non-GAAP) (8)	1.16%	1.15%	1.30%
ALL as a % of loans, excluding acquired loans (5)	0.87%	0.88%	0.98%
CLASSIFIED ASSETS
Classified loans (1)	$87,688	$77,679	$71,040
ORE and repossessions	8,137	10,013	11,162
Total classified assets (3)	$95,825	$87,692	$82,202
(1)Amount of SBA guarantee included in classified loans	$4,870	$2,930	$7,458
(2)Amount of repurchased government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans	$27,220	$19,478	$12,502
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
The Bank had $23.5 million in troubled debt restructured loans ("TDRs") at June 30, 2018, compared to $20.7 million at December 31, 2017, of which $12.1 million were accruing loans and $11.4 million were on nonaccrual (including $4.6 million in real estate mortgage loans modified in accordance with government programs) and included in nonperforming assets in the table above. Prior to permanently modifying a loan, we may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Bank and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs, regardless of whether the borrower enters into a permanent modification.
Nonperforming assets increased from December 31, 2017 to June 30, 2018, primarily due to an increase in nonaccrual loans of $11.0 million. The majority of the increase in nonaccrual loans was due to growth of $7.7 million in the portfolio of repurchased GNMA government-guaranteed mortgage loans, as well as two large SBA loans added to nonaccrual during the year. Our loss exposure on the government-guaranteed loans is mitigated by the government guarantee in whole or in part.
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
Management believes it has been proactive in charging down and charging-off its nonperforming assets as appropriate. Management's assessment of the overall loan portfolio is that loan quality and performance have improved in recent years. Management believes it is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed, reducing interest income in the current year. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the six months ended June 30, 2018, and 2017 would have been $1.2 million and $876,000, respectively.
Other Assets
Other assets were $64.2 million at June 30, 2018 compared to $59.2 million at December 31, 2017, an increase of $5.0 million. This increase was primarily due to an increase in FHLB stock of $4.2 million due to increased levels of FHLB borrowings.
Deposits
Total deposits at June 30, 2018 were $4.1 billion, an increase of $202.4 million, or 5.2%, compared to December 31, 2017, primarily due to growth in core deposits, which are comprised of noninterest-bearing and interest-bearing demand accounts, including money market accounts and savings deposits, of $180.1 million, or 6.1%, and time deposits of $22.4 million, or 2.4%, primarily in brokered deposits. Money market account promotions continued and new deposit accounts from commercial loan relationships began to fund. Three new branches recently opened in Georgia and Florida also contributed to deposit growth in the first half of 2018.
The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	June 30, 2018			March 31, 2018			June 30, 2017
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,172.3	—%	29.9%	$1,120.6	—%	29.3%	$1,027.9	—%	27.1%
Interest-bearing deposits:
Demand deposits	489.1	0.14%	12.5%	461.6	0.14%	12.1%	437.0	0.11%	11.5%
Money market and savings	1,349.4	0.61%	34.5%	1,345.9	0.55%	35.1%	1,284.3	0.45%	33.8%
Time deposits	906.1	1.16%	23.1%	901.4	1.04%	23.5%	1,049.3	0.90%	27.6%
Total average deposits	$3,916.9	0.49%	100.0%	$3,829.5	0.46%	100.0%	$3,798.5	0.41%	100.0%

	For the Six Months Ended
	June 30, 2018			June 30, 2017
($ in millions)	Average Amount	Rate	Percent of Total Deposits	Average Amount	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,146.6	—%	29.6%	$994.5	—%	26.7%
Interest-bearing deposits:
Demand deposits	475.4	0.14%	12.3%	430.1	0.11%	11.6%
Money market and savings	1,347.7	0.58%	34.8%	1,246.6	0.42%	33.5%
Time deposits	903.8	1.10%	23.3%	1,050.1	0.86%	28.2%
Total average deposits	$3,873.5	0.48%	100.0%	$3,721.3	0.40%	100.0%
Average core deposits (excluding time deposits), grew by $261.6 million, or 9.5%, compared to the same quarter in 2017, mainly due to growth in noninterest-bearing and interest-bearing demand deposit and money market accounts, as money market account promotions continued over the year, and deposits from new commercial loan relationships began to fund. Compared to the prior linked quarter, average core deposits grew by $82.7 million, or 2.8%, mainly due to growth in noninterest-bearing and interest-bearing demand deposit accounts. Average time deposits decreased by $143.2 million, or 13.6%, compared to the same quarter in 2017 and $4.7 million, or 0.5%, compared to the prior linked quarter, mainly due to run-off of brokered deposits.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $183.5 million, and $178.5 million at June 30, 2018, and December 31, 2017, respectively.
Borrowings
Short-term borrowings increased by $87.3 million, or 58.0%, compared to December 31, 2017, as FHLB borrowings increased by $95.0 million from December 31, 2017, to finance higher loan production in the first half of 2018.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. As of June 30, 2018, and December 31, 2017, our cash and liquid securities totaled 6.7% and 7.2% of assets, respectively, providing ample liquidity to support our existing operations. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. As of June 30, 2018, and December 31, 2017, FSC had available cash balances of $14.6 million and $9.1 million, respectively. This cash is available for general corporate purposes, including FSC's debt service obligations, providing capital support to the Bank and potential future acquisitions.
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

Our investment securities portfolio increased by $27.3 million, or 19.3% compared to the balance at December 31, 2017. Our recent strategy has been to increase the investment portfolio as a percentage of total assets as we identify securities that meet our strategy and objectives.
Shareholders’ Equity
Shareholders’ equity was $421.0 million at June 30, 2018, and $401.6 million at December 31, 2017. The increase of $19.3 million in shareholders’ equity during the six months ended June 30, 2018 was attributable to net income earned during the period of $21.2 million, partially offset by cash dividends declared on common shares of $6.5 million. The remainder of the increase is primarily attributable to stock issued through employee programs.
On May 4, 2018, we filed a registration statement with the SEC to issue up to 1,250,000 shares of common stock, pursuant to awards granted or exercised under the Fidelity Southern Corporation 2018 Omnibus Incentive Plan ("the Plan") reduced by grants under the Fidelity Southern Equity 2006 Incentive Plan, as amended ("the Prior Plan") after December 31, 2017, plus an indeterminate number of additional shares of underlying awards outstanding as of March 8, 2018 under the Prior Plan that thereafter terminate or expire unexercised, or are canceled, forfeited or lapse for any reason and may become issuable under the Plan, plus such indeterminate number of additional securities as may become issuable under the Plan as the result of any future stock splits, stock dividends or similar adjustments of the Common Stock. No further awards will be granted under the Prior Plan and the Prior Plan will remain in effect only for so long as awards granted thereunder remain outstanding. As of June 30, 2018, we have not granted any awards under the Plan.
On May 8, 2018, we filed a registration statement with the SEC to issue up to 1,224,616 shares of common stock to be issued to shareholders and first-time investor participation in our Direct Stock Purchase and Dividend Investment Plan ("the DRIP Plan"). As of June 30, 2018, there were 1,165,632 shares remaining to be granted under the DRIP Plan.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of June 30, 2018, we have not issued any securities under the shelf registration statement.
Capital Ratios
FSC is subject to certain regulations with respect to certain risk-based capital ratios. We are regulated by the Board of Governors of the Federal Reserve Board and is subject to the securities registration and public reporting regulations of the SEC. The Bank is regulated by the Federal Deposit Insurance Corporation (“FDIC”) and the Georgia Department of Banking and Finance.
The Bank must comply with regulatory capital requirements established by its regulators. Failure to meet minimum regulatory capital requirements can initiate certain mandatory, and possibly additional discretionary, actions by regulators that, if undertaken, could have a direct material effect on our financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, we must meet specific regulatory capital guidelines that involve quantitative measures of our assets, liabilities, and certain off-balance sheet items as calculated under regulatory accounting practices. Our capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors. These regulatory capital standards require us to maintain minimum ratios of “Tier 1” capital to total risk-weighted assets and total capital to risk-weighted assets of 6.00% and 8.00%, respectively. Tier 1 capital is comprised of total shareholders’ equity calculated in accordance with generally accepted accounting principles, excluding accumulated other comprehensive income, less intangible assets and excess loan servicing rights. As part of our capital management strategy, we carefully monitor the impact of the loan servicing rights on our capital ratios. As part of our analysis, we consider current and proposed regulatory capital guidelines surrounding MSRs. On June 29, 2018, the Bank signed a letter of intent with a third party for the sale of certain MSRs on a loan portfolio with a total principal balance of $1.18 billion, or approximately 12.5% of the total residential servicing portfolio as of the end of the second quarter 2018. This sale will help optimize and increase regulatory capital while reducing future amortization expense and impairment risk of the MSRs asset. The sale is anticipated to close by the end of the third quarter of 2018.
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At June 30, 2018, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at June 30, 2018, and December 31, 2017:

Fidelity Bank	June 30, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$366,858	8.56%	$355,580	8.78%
Minimum	192,858	4.50%	182,245	4.50%
Tier 1 Capital:
Actual	$382,858	8.94%	$371,407	9.17%
Minimum	256,952	6.00%	243,014	6.00%
Total Risk-Based Capital:
Actual	$500,537	11.68%	$487,149	12.03%
Minimum	342,834	8.00%	323,956	8.00%
Tier 1 Capital Leverage Ratio:
Actual		7.93%		8.34%
Minimum		4.00%		4.00%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at June 30, 2018, and December 31, 2017, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	June 30, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$362,064	8.45%	$349,133	8.86%
Minimum	192,815	4.50%	177,225	4.50%
Tier 1 Capital:
Actual	$407,064	9.50%	$393,818	10.00%
Minimum	257,093	6.00%	236,291	6.00%
Total Risk-Based Capital:
Actual	$513,350	11.99%	$498,166	12.65%
Minimum	342,519	8.00%	315,071	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.43%		8.85%
Minimum		4.00%		4.00%
The tier 1 leverage ratio decreased compared to December 31, 2017 due to the increase in our assets outpacing the increase in our capital. Our capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.
Dividends
On July 19, 2018, we declared a cash dividend of $0.12 per share, payable on August 14, 2018, to common shareholders of record as of August 2, 2018.
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
Visa Class B Stock
As of June 30, 2018, we owned 46,436 shares of Class B common stock of Visa, Inc. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Effective March 19, 2015, the conversion rate for each Class B common share increased to 1.6483 shares of Class A common stock.  Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B shares (76,540 Class A equivalent shares) that we own are carried at a zero cost basis as of June 30, 2018.
Loss Share Agreement Termination with FDIC
On June 27, 2018, the Bank entered into an agreement with the FDIC to terminate the remaining loss share agreements entered into with the FDIC in regard to the Bank's past FDIC-assisted acquisitions of Decatur First Bank (“DFB”) and Security Exchange Bank (“SEB”). The DFB non-single family loss share agreement between the Bank and the FDIC expired on December 31, 2016 and losses on non-single family loans and other real estate assets covered under the agreement were no longer eligible to be claimed after filing the fourth quarter of 2016 loss share certificate with the FDIC. Similarly, the SEB non-single family loss share agreement between the Bank and the FDIC expired on June 30, 2017 and losses on non-single family loans and other real estate assets covered under the agreement were no longer eligible to be claimed after filing the second quarter of 2017 loss share certificate with the FDIC. There were no single-family loans included in the loss share agreement for SEB.
Claims for losses on covered DFB single-family loans were eligible for reimbursement under the single-family loss share agreement between the Bank and the FDIC until 2021 and were ended by the termination agreement. As a result, Fidelity made a cash payment of approximately $632,000 to the FDIC as consideration for the early termination of the agreements, which was accrued at December 31, 2017 pursuant to the clawback provision within the loss share agreements.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended June 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of June 30, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)		(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased		Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
April 2018	—		$—	—	$10,000,000
May 2018	—		—	—	10,000,000
June 2018	29,925	*	25.67	—	10,000,000
Total	29,925		$25.67	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	August 3, 2018	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	August 3, 2018	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer