Form 10-Q
period 2018-09-30
FIDELITY SOUTHERN CORP
filed 2018-11-02
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended September 30, 2018
Commission file number 001-34981
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if the the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of October 31, 2018 (the most recent practicable date), the Registrant had outstanding 27,270,168 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three and Nine Months Ended September 30, 2018

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	September 30, 2018	December 31, 2017
Assets
Cash and due from banks	$52,125	$33,874
Interest-bearing deposits with banks	126,046	104,032
Federal funds sold	4,501	48,396
Cash and cash equivalents	182,672	186,302
Investment securities available-for-sale	209,180	120,121
Investment securities held-to-maturity (fair value of $19,714 and $21,685, respectively)	20,383	21,689
Loans held-for-sale (includes loans at fair value of $328,090 and $269,140, respectively)	371,319	357,755

Loans	3,706,953	3,580,966
Allowance for loan losses	(31,157)	(29,772)
Loans, net of allowance for loan losses	3,675,796	3,551,194

Premises and equipment, net	91,359	88,463
Other real estate, net	8,031	7,621
Bank owned life insurance	71,092	71,883
Servicing rights, net	116,982	112,615
Other assets	65,242	59,215
Total assets	$4,812,056	$4,576,858
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,249,391	$1,125,598
Interest-bearing deposits	2,800,578	2,741,602
Total deposits	4,049,969	3,867,200
Short-term borrowings	163,562	150,580
Subordinated debt, net	120,680	120,587
Other liabilities	45,747	36,859
Total liabilities	4,379,958	4,175,226
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 27,260,681 and 27,019,201, respectively	226,605	217,555
Accumulated other comprehensive (loss)/income, net of tax	(2,270)	383
Retained earnings	207,763	183,694
Total shareholders’ equity	432,098	401,632
Total liabilities and shareholders’ equity	$4,812,056	$4,576,858
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017	2018	2017
Interest income:
Loans, including fees	$44,746	$37,290	$127,440	$110,933
Investment securities:
Taxable interest income	1,542	982	3,925	3,280
Nontaxable interest income	104	29	250	109
Other	480	804	1,559	2,003
Total interest income	46,872	39,105	133,174	116,325
Interest expense:
Deposits	5,655	4,163	14,791	11,503
Short-term borrowings	818	16	3,540	910
Subordinated debt	1,652	1,532	4,856	4,538
Total interest expense	8,125	5,711	23,187	16,951
Net interest income	38,747	33,394	109,987	99,374
Provision for loan losses	360	1,425	4,776	4,275
Net interest income after provision for loan losses	38,387	31,969	105,211	95,099
Noninterest income:
Service charges on deposit accounts	1,690	1,553	4,630	4,489
Other fees and charges	2,464	2,197	7,148	6,060
Mortgage banking activities	23,520	25,040	81,465	77,865
Indirect lending activities	1,120	1,901	4,538	9,967
SBA lending activities	914	1,460	3,288	3,959
Trust and wealth management fees	588	325	1,694	853
Other	3,366	1,162	5,009	2,871
Total noninterest income	33,662	33,638	107,772	106,064
Noninterest expense:
Salaries and employee benefits	28,805	26,331	84,581	77,621
Commissions	9,523	9,244	28,271	26,126
Occupancy and equipment	4,654	4,508	14,127	13,371
Professional and other services	4,243	4,604	13,676	13,723
Other	8,360	8,150	28,524	27,119
Total noninterest expense	55,585	52,837	169,179	157,960
Income before income tax expense	16,464	12,770	43,804	43,203
Income tax expense	3,722	4,836	9,905	15,850
Net income	$12,742	$7,934	$33,899	$27,353

Earnings per common share:
Basic	$0.47	$0.30	$1.25	$1.03
Diluted	$0.47	$0.30	$1.25	$1.03

Cash dividends declared per common share	$0.12	$0.12	$0.36	$0.36

Net income	$12,742	$7,934	$33,899	$27,353
Other comprehensive (loss)/income, net of tax:
Change in net unrealized (losses)/gains on available-for-sale debt securities, net of tax effect of ($391), $3, ($911), and $167, respectively	(1,174)	5	(2,733)	272
Total other comprehensive (loss)/income, net of tax	(1,174)	5	(2,733)	272
Comprehensive income	$11,568	$7,939	$31,166	$27,625
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income/(Loss), Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2016	—	$—	26,318	$205,309	$692	$156,646	$362,647
Net income						27,353	27,353
Other comprehensive income, net of tax					272		272
Comprehensive income							27,625
Common stock issued under various employee plans, net			497	7,324			7,324
Cash dividends paid						(9,528)	(9,528)
Balance at September 30, 2017	—	$—	26,815	$212,633	$964	$174,471	$388,068

Balance at December 31, 2017	—	$—	27,019	$217,555	$383	$183,694	$401,632
Net income						33,899	33,899
Impact of adoption of new accounting standard (1)					80	(80)	—
Other comprehensive loss, net of tax					(2,733)		(2,733)
Comprehensive income							31,166
Common stock issued under various employee plans, net			242	9,050			9,050
Cash dividends paid						(9,750)	(9,750)
Balance at September 30, 2018	—	$—	27,261	$226,605	$(2,270)	$207,763	$432,098
(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018-02.
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from operating activities:
Net income	$33,899	$27,353
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	4,776	4,275
Depreciation and amortization of premises and equipment	3,252	3,316
Amortization of FDIC indemnification asset, net	4	1,159
Accretion of purchase discounts or premiums, net	(463)	(1,645)
Other amortization	663	1,081
Impairment of other real estate	447	951
Amortization and impairment of servicing rights, net	9,107	13,305
Share-based compensation expense	4,190	3,105
Postretirement benefits, net	1,854	2,033
Gains on loan sales, including origination/sale of servicing rights	(58,578)	(67,255)
Net gain on sales of other real estate	(40)	(847)
Income on bank owned life insurance	(3,771)	(1,304)
Net change in deferred income tax	2,512	7,656
Net change in fair value of loans held-for-sale	(1,139)	(2,771)
Originations of loans held-for-sale	(2,247,546)	(2,272,714)
Proceeds from sales of loans held-for-sale	2,269,637	2,441,839
Net payments (paid to) received from FDIC under loss-share agreements	(888)	487
(Increase) decrease in other assets	(2,452)	5,914
Increase in other liabilities	5,222	1,200
Net cash provided by operating activities	20,686	167,138
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(107,311)	—
Maturities, calls, and repayment of investment securities available-for-sale	14,224	18,955
Maturities, calls and repayment of investment securities held-to-maturity	1,243	1,435
Purchases of FHLB stock	(15,258)	(6,681)
Redemption of FHLB stock	14,025	15,938
Net increase in loans	(132,395)	(110,881)
Proceeds from the sale of servicing rights	12,843	—
Proceeds from bank owned life insurance	2,901	—
Proceeds from sales of other real estate	699	7,897
Purchases of premises and equipment	(6,148)	(5,337)
Net cash used in investing activities	(215,177)	(78,674)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Nine Months Ended September 30,
(in thousands)	2018	2017
Cash flows from financing activities:
Net increase in noninterest-bearing deposits	$123,793	$147,814
Net increase in interest-bearing deposits	58,976	159,952
Net decrease in other short-term borrowings	(12,018)	(3,605)
Proceeds from FHLB advances	2,295,000	350,000
Repayments on FHLB advances	(2,270,000)	(575,000)
Proceeds from the issuance of common stock, net	4,860	4,219
Cash dividends paid on common stock	(9,750)	(9,528)
Net cash provided by financing activities	190,861	73,852
Net (decrease) increase in cash and cash equivalents	(3,630)	162,316
Cash and cash equivalents, beginning of period	186,302	149,711
Cash and cash equivalents, end of period	$182,672	$312,027

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$21,882	$15,836
Income taxes	5,083	7,896
Transfers of loans from held-for-sale to held for investment	2,796	3,109
Transfers of loans to other real estate	1,516	1,812
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2018
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
Operating results for the nine-month period ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (“SEC”).
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2017 Annual Report on Form 10-K filed with the SEC. There were no new accounting policies or changes to existing policies adopted during the first nine months of 2018 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of September 30, 2018. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.

Tax Cuts and Jobs Act
Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017 and reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for provisions of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period will be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the provisions of the Tax Act, the Company completed the remeasurement of its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the fourth quarter of 2017. For the three and nine months ended September 30, 2018, no further adjustments were recorded related to the remeasurement of the Company's net deferred tax liability balance as a result of the Tax Act. The final impact of the Tax Act may differ from estimates used to calculate the remeasurement of its net deferred tax liability balance as a result of changes in management’s interpretations and assumptions, as well as new guidance that may be issued by the Internal Revenue Service.
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
In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230) - Restricted Cash,” (“ASU 2016-18”). The ASU was to be applied retrospectively beginning in fiscal year 2018, including interim periods therein with early adoption permitted, including adoption in an interim period, with retrospective application. The adoption of this ASU effective January 1, 2018 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued Accounting Standards Update (“ASU”) 2018-13, “Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU were the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein with early adoption permitted for any eliminated or modified disclosures upon issuance of this ASU. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” (“ASU 2017-08”) that amends the amortization period for certain purchased callable debt securities held at a premium. The guidance is effective for public business entities for fiscal years beginning after December 15, 2018, and interim periods therein. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. These amendments should be applied on a modified retrospective basis through a cumulative-

effect adjustment directly to retained earnings as of the beginning of the adoption period. In addition, in the period of adoption, disclosures should be provided about a change in accounting principle. The adoption of this ASU is not expected to have a significant impact on the Company’s Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases". Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. The new standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those years, with early adoption permitted. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new lease standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company expects to elect both transition options. As the Company expects to elect the transition option provided in ASU No. 2018-11, the modified retrospective approach will be applied on January 1, 2019 (as opposed to January 1, 2017). The Company also expects to elect certain relief options offered in ASU 2016-02 including the package of practical expedients, including the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company has several lease agreements, such as branches and mortgage offices, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The Company expects the new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s preliminary evaluation indicates the provisions of ASU No. 2016-02 are expected to impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. The Company does not expect the new guidance to have a material impact on the Company’s consolidated statements of income. The Company has implemented a new software supported by a third-party vendor to help automate the calculation of the right of use asset and the corresponding lease liability. As of September 30, 2018, the Company’s total outstanding lease obligations, all of which are classified as operating leases, was approximately $19.3 million, or 0.40% of total assets.

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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at September 30, 2018, and December 31, 2017:

	September 30, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,154	$15	$(457)	$21,712
Municipal securities	8,270	166	(81)	8,355
SBA pool securities	11,240	—	(462)	10,778
Residential mortgage-backed securities	148,417	256	(1,340)	147,333
Commercial mortgage-backed securities	22,015	—	(1,013)	21,002
Total available-for-sale	$212,096	$437	$(3,353)	$209,180

Investment securities held-to-maturity:
Municipal securities	$8,527	$—	$(313)	$8,214
Residential mortgage-backed securities	7,928	52	(408)	7,572
Commercial mortgage-backed securities	3,928	—	—	3,928
Total held-to-maturity	$20,383	$52	$(721)	$19,714

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,182	$141	$(98)	$22,225
Municipal securities	9,318	340	(23)	9,635
SBA pool securities	13,031	6	(127)	12,910
Residential mortgage-backed securities	50,251	803	(76)	50,978
Commercial mortgage-backed securities	24,721	6	(354)	24,373
Total available-for-sale	$119,503	$1,296	$(678)	$120,121

Investment securities held-to-maturity:
Municipal securities	$8,588	$53	$—	$8,641
Residential mortgage-backed securities	9,100	99	(156)	9,043
Commercial mortgage-backed securities	4,001	—	—	4,001
Total held-to-maturity	$21,689	$152	$(156)	$21,685
The Company held 50 and 19 investment securities available-for-sale that were in an unrealized loss position at September 30, 2018, and December 31, 2017, respectively. There were eight and six investment securities held-to-maturity that were in an unrealized loss position at September 30, 2018, and December 31, 2017, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	September 30, 2018
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,711	$(289)	$4,895	$(168)
Municipal securities	2,809	(44)	1,022	(37)
SBA pool securities	3,909	(112)	6,868	(350)
Residential mortgage-backed securities	120,494	(1,155)	4,419	(185)
Commercial mortgage-backed securities	—	—	21,003	(1,013)
Total available-for-sale	$141,923	$(1,600)	$38,207	$(1,753)

Investment securities held-to-maturity:
Municipal securities	$8,214	$(313)	$—	$—
Residential mortgage-backed securities	—	—	6,512	(408)
Total held-to-maturity	$8,214	$(313)	$6,512	$(408)

	December 31, 2017
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,974	$(98)	$—	$—
Municipal securities	—	—	1,050	(23)
SBA pool securities	3,285	(42)	4,979	(85)
Residential mortgage-backed securities	1,835	(8)	5,383	(68)
Commercial mortgage-backed securities	10,051	(89)	12,360	(265)
Total available-for-sale	$30,145	$(237)	$23,772	$(441)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$—	$—	$7,652	$(156)
Total held-to-maturity	$—	$—	$7,652	$(156)
At September 30, 2018 and December 31, 2017, the unrealized losses on investment securities were unrelated to credit losses. Management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. The unrealized loss position has increased during 2017 and 2018, primarily in the mortgage-backed securities and SBA pool securities categories, and is the result of the increase in interest rates.
As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.
Accordingly, as of September 30, 2018, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary, and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

The amortized cost and fair value of investment securities at September 30, 2018, and December 31, 2017, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and the fair value is calculated based on estimated average remaining life:

	September 30, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,151	$20,696	$21,179	$21,160
Due after five years through ten years	1,003	1,016	1,003	1,065
Municipal securities
Due after one year through five years	1,490	1,452	1,503	1,488
Due after five years through ten years	2,440	2,507	2,753	2,877
Due after ten years	4,340	4,396	5,062	5,270
SBA pool securities
Due after five years through ten years	6,733	6,521	7,967	7,931
Due after ten years	4,507	4,257	5,064	4,979
Residential mortgage-backed securities	148,417	147,333	50,251	50,978
Commercial mortgage-backed securities	22,015	21,002	24,721	24,373
Total available-for-sale	$212,096	$209,180	$119,503	$120,121

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,549	$1,588	$1,641
Due after ten years	6,939	6,665	7,000	7,000
Residential mortgage-backed securities	7,928	7,572	9,100	9,043
Commercial mortgage-backed securities	3,928	3,928	4,001	4,001
Total held-to-maturity	$20,383	$19,714	$21,689	$21,685
There were three investment securities available-for-sale called, matured, or paid off during the nine months ended September 30, 2018, and five investment securities called, matured, or paid off during the nine months ended September 30, 2017. There were no gross gains or losses for the investment securities that were called, matured, or paid off during the nine months ended September 30, 2018, or 2017.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the nine months ended September 30, 2018, or 2017.
The following table summarizes the investment securities that were pledged as collateral at September 30, 2018, and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Public deposits	$84,852	$60,415
Securities sold under repurchase agreements	21,327	19,485
Total pledged securities	$106,179	$79,900

3. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at September 30, 2018, and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Residential mortgage	$328,090	$269,140
SBA	18,229	13,615
Indirect automobile	25,000	75,000
Total loans held-for-sale	$371,319	$357,755
During the nine months ended September 30, 2018, and 2017, the Company transferred loans with unpaid principal balances of $2.8 million and $3.1 million, respectively, to the held for investment residential mortgage portfolio.
The Company had no residential mortgage loans held-for-sale pledged to the FHLB at September 30, 2018. The Company had residential mortgage loans held-for-sale with unpaid principal balances of $154.2 million pledged to the FHLB at December 31, 2017.
4. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $31.5 million and $35.9 million at September 30, 2018, and December 31, 2017, respectively. Acquired loans represent previously acquired loans including $2.3 million in loans covered under Loss Share Agreements with the FDIC at December 31, 2017. On June 27, 2018, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") to terminate the loss share agreements entered into with the FDIC in 2011 and 2012. Fidelity made a cash payment, previously accrued, of approximately $632,000 to the FDIC as consideration for the early termination of the agreements. As a result, at September 30, 2018 there were no loans covered by Loss Share Agreements.
Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	September 30, 2018
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$829,061	$111,369	$940,430
SBA	156,613	6,534	163,147
Total commercial loans	985,674	117,903	1,103,577

Construction	259,907	2,141	262,048

Indirect automobile	1,588,419	—	1,588,419
Installment loans and personal lines of credit	28,214	1,046	29,260
Total consumer loans	1,616,633	1,046	1,617,679
Residential mortgage	553,644	17,437	571,081
Home equity lines of credit	140,332	12,236	152,568
Total mortgage loans	693,976	29,673	723,649
Total loans	$3,556,190	$150,763	$3,706,953

	December 31, 2017
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$675,544	$135,655	$811,199
SBA	133,186	8,022	141,208
Total commercial loans	808,730	143,677	952,407

Construction	243,112	5,205	248,317

Indirect automobile	1,716,156	—	1,716,156
Installment loans and personal lines of credit	24,158	1,837	25,995
Total consumer loans	1,740,314	1,837	1,742,151
Residential mortgage	461,194	28,527	489,721
Home equity lines of credit	131,049	17,321	148,370
Total mortgage loans	592,243	45,848	638,091
Total loans	$3,384,399	$196,567	$3,580,966
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at September 30, 2018, or December 31, 2017.
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
Loans in nonaccrual status are presented by class of loans in the following table. The Company has repurchased certain GNMA government-guaranteed loans, which are accounted for in nonaccrual status. The Company’s loss exposure on government-guaranteed loans is mitigated by the government guarantee in whole or in part. Purchased credit impaired (“PCI”) loans are considered to be performing due to the application of the accretion method and are excluded from the table.

(in thousands)	September 30, 2018	December 31, 2017
Commercial	$12,187	$11,314
SBA	5,589	2,503
Total commercial loans	17,776	13,817

Construction	242	4,520

Indirect automobile	1,490	1,912
Installment loans and personal lines of credit	397	440
Total consumer loans	1,887	2,352
Residential mortgage	30,045	23,169
Home equity lines of credit	3,223	3,154
Total mortgage loans	33,268	26,323
Total nonaccrual loans	$53,173	$47,012
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended September 30, 2018, and 2017, would have been $546,000 and $559,000, respectively. For the nine months ended September 30, 2018, and 2017, the interest income on these loans would have been $1.5 million and $1.1 million, respectively. Residential mortgage loans on nonaccrual status include $27.2 million and $19.5 million in repurchased GNMA government-guaranteed loans at September 30, 2018, and December 31, 2017, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at September 30, 2018, and December 31, 2017, were as follows:

	September 30, 2018			December 31, 2017
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,932	$5,915	$8,063	$3,821	$5,722	$8,468
SBA	1,438	97	1,420	5,560	70	3,800
Construction	—	46	—	—	102	—
Indirect automobile	2,659	26	2,282	3,971	87	1,960
Installment and personal lines of credit	9	—	31	449	—	33
Residential mortgage	514	2,761	2,384	7,447	268	495
Home equity lines of credit	306	13	354	831	64	51
Total	$6,858	$8,858	$14,534	$22,079	$6,313	$14,807
TDR Loans
During the three months ended September 30, 2018, loans in the amount of $4.7 million were restructured and modified for term, and $2.3 million of loans were modified for interest. The modified loans were commercial, mortgage, indirect automobile, installment and home equity lines of credit. During the nine months ended September 30, 2018, the amount of loans that were modified for term was $9.2 million, which were commercial, installment, mortgage, indirect automobile and home equity loans. There were $2.3 million of mortgage and commercial loans modified for interest rate. During the three months ended September 30, 2017, no loans were modified for term or interest. During the the nine months ended September 30, 2017, there were TDR loans of $4.4 million modified for term and $2.8 million modified for interest rate, all of which were commercial loans. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.
During the three months ended September 30, 2018, and 2017, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $4.0 million and $54,000, respectively. The defaulted loans were commercial, mortgage indirect, and home equity lines of credit. During the nine months ended September 30, 2018, and 2017, $6.6 million and $252,000 respectively, of loans were restructured and subsequently defaulted, which was comprised of commercial, mortgage, indirect, and HELOCs. The Company defines subsequently redefaulted as a payment default within 12 months of the restructuring date.
The Company had total TDRs with a balance of $23.2 million and $20.7 million at September 30, 2018, and December 31, 2017, respectively. There were $36,000 in net charge-offs of TDR loans for the three and nine months ended September 30, 2018 and net charge-offs of $50,000 and $105,000 for the three and nine months ended September 30, 2017. Net charge-offs on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company was not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of September 30, 2018 or December 31, 2017.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at September 30, 2018, and December 31, 2017:

(in thousands)	September 30, 2018	December 31, 2017
Commercial	$294,275	$242,695
Home equity lines of credit	96,957	94,526
Residential mortgage	407,713	351,591
Total	$798,945	$688,812
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million at September 30, 2018, and December 31, 2017, respectively, were pledged to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential Discount Window borrowings under a blanket lien arrangement.

Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at September 30, 2018, and December 31, 2017. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	September 30, 2018			December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$8,345	$8,210	$1,012	$11,877	$11,824	$839
SBA	2,679	3,074	185	6,634	5,664	294
Construction	—	—	—	—	—	—
Installment and personal lines of credit	321	263	204	343	290	219
Residential mortgage	3,824	3,787	653	4,838	4,799	616
Home equity lines of credit	806	643	354	831	745	633
Loans	$15,975	$15,977	$2,408	$24,523	$23,322	$2,601

	September 30, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$15,325	$13,588	$14,839	$12,509
SBA	6,511	3,982	1,815	1,133
Construction	976	242	5,995	4,520
Installment and personal lines of credit	1,445	163	1,445	163
Residential mortgage	36,339	35,441	21,955	21,398
Home equity lines of credit	2,699	2,518	2,452	2,318
Loans	$63,295	$55,934	$48,501	$42,041
(1)The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $27.2 million and $19.5 million in government-guaranteed residential mortgage loans at September 30, 2018, and December 31, 2017, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance.
The average recorded investment in impaired loans and interest income recognized for the three and nine months ended September 30, 2018, and 2017, by class, are summarized in the table below. Impaired loans include legacy impaired loans, all TDRs and all other nonaccrual loans including GNMA optional repurchase loans.

	Three Months Ended September 30,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$22,623	$72	$24,544	$166
SBA	7,585	25	6,583	24
Construction	247	—	5,102	183
Indirect automobile	3,278	73	2,754	77
Installment and personal lines of credit	429	45	559	63
Residential mortgage	37,774	352	20,135	117
Home equity lines of credit	2,895	11	2,961	39
Total	$74,831	$578	$62,638	$669

	Nine Months Ended September 30,
	2018		2017
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$23,551	$344	$22,725	$552
SBA	7,631	282	8,099	214
Construction	2,095	7	5,816	184
Indirect automobile	3,212	229	2,472	185
Installment and personal lines of credit	438	146	469	142
Residential mortgage	34,526	799	16,272	224
Home equity lines of credit	3,309	38	2,426	78
Total	$74,762	$1,845	$58,279	$1,579
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 768 and 762 at September 30, 2018, and December 31, 2017, respectively.
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

The following tables present the recorded investment in loans, by loan class and risk rating category, as of September 30, 2018, and December 31, 2017:

(in thousands)	September 30, 2018
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$900,611	$150,685	$246,987	$—	$28,691	$531,567	$148,253	$2,006,794
Special Mention	14,882	4,881	14,774	—	100	775	810	36,222
Substandard	24,937	7,581	287	4,658	469	38,739	3,505	80,176
	940,430	163,147	262,048	4,658	29,260	571,081	152,568	2,123,192
Ungraded Performing	—	—	—	1,583,761	—	—	—	1,583,761
Total	$940,430	$163,147	$262,048	$1,588,419	$29,260	$571,081	$152,568	$3,706,953

(in thousands)	December 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$758,271	$129,629	$235,987	$—	$25,229	$461,650	$145,082	$1,755,848
Special Mention	21,264	6,847	7,699	—	231	—	—	36,041
Substandard	31,664	4,732	4,631	4,972	535	28,071	3,288	77,893
	811,199	141,208	248,317	4,972	25,995	489,721	148,370	1,869,782
Ungraded Performing	—	—	—	1,711,184	—	—	—	1,711,184
Total	$811,199	$141,208	$248,317	$1,716,156	$25,995	$489,721	$148,370	$3,580,966
Acquired Loans
The carrying amount and outstanding balance at September 30, 2018 of the PCI loans from acquisitions prior to 2018 was $22.2 million and $28.6 million, respectively, and $26.6 million and $35.3 million, respectively, at December 31, 2017. There were no loans acquired during the nine months ended September 30, 2018.
Changes in the accretable yield, or income expected to be collected on PCI loans, for the nine months ended September 30, 2018, and 2017, were as follows:

	For the Nine Months Ended September 30,
(in thousands)	2018	2017
Beginning balance	$3,005	$4,403
Accretion of income	(1,295)	(1,776)
Other activity, net (1)	905	1,351
Ending balance	$2,615	$3,978
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events and prepayment assumptions.

5. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended September 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$10,198	$2,099	$2,685	$9,708	$6,933	$—	$31,623
Charge-offs	(72)	(6)	—	(1,327)	(179)	—	(1,584)
Recoveries	408	12	87	244	7	—	758
Net recoveries / (charge-offs)	336	6	87	(1,083)	(172)	—	(826)
Provision for loan losses	(418)	75	(154)	420	437	—	360
Ending balance	$10,116	$2,180	$2,618	$9,045	$7,198	$—	$31,157

	Three Months Ended September 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,971	$1,949	$2,364	$10,265	$5,690	$186	$30,425
Charge-offs	(327)	(81)	—	(1,342)	—	—	(1,750)
Recoveries	103	6	204	330	6	—	649
Net (charge-offs) / recoveries	(224)	(75)	204	(1,012)	6	—	(1,101)
Decrease in FDIC indemnification asset	(46)	—	—	—	—	—	(46)
Provision for loan losses (1)	(4)	34	(228)	1,432	208	(17)	1,425
Ending balance	$9,697	$1,908	$2,340	$10,685	$5,904	$169	$30,703

	Nine Months Ended September 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772
Charge-offs	(685)	(246)	(38)	(4,147)	(621)	—	(5,737)
Recoveries	542	42	661	1,076	25	—	2,346
Net (charge-offs) / recoveries	(143)	(204)	623	(3,071)	(596)	—	(3,391)
Provision for loan losses	2,413	416	(401)	1,358	1,866	(876)	4,776
Ending balance	$10,116	$2,180	$2,618	$9,045	$7,198	$—	$31,157

	Nine Months Ended September 30, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(583)	(166)	—	(4,877)	(41)	—	(5,667)
Recoveries	564	57	793	962	43	—	2,419
Net (charge-offs) / recoveries	(19)	(109)	793	(3,915)	2	—	(3,248)
Decrease in FDIC indemnification asset	(155)	—	—	—	—	—	(155)
Provision for loan losses (1)	540	39	(629)	4,788	147	(610)	4,275
Ending balance	$9,697	$1,908	$2,340	$10,685	$5,904	$169	$30,703
(1) Net of benefit attributable to FDIC indemnification asset.

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	September 30, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$1,012	$185	$—	$204	$1,007	$—	$2,408
Collectively evaluated	9,031	1,995	2,593	8,841	6,155	—	28,615
Acquired with deteriorated credit quality	73	—	25	—	36	—	134
Total ALL	$10,116	$2,180	$2,618	$9,045	$7,198	$—	$31,157

Individually evaluated	$21,798	$7,056	$242	$426	$42,389	$—	$71,911
Collectively evaluated	901,305	155,671	261,476	1,617,244	677,044	—	3,612,740
Acquired with deteriorated credit quality	17,327	420	330	9	4,216	—	22,302
Total loans	$940,430	$163,147	$262,048	$1,617,679	$723,649	$—	$3,706,953

	December 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$839	$294	$—	$219	$1,249	$—	$2,601
Collectively evaluated	6,935	1,674	2,371	10,539	4,567	876	26,962
Acquired with deteriorated credit quality	72	—	25	—	112	—	209
Total ALL	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

Individually evaluated	$24,333	$6,797	$4,520	$453	$29,260	$—	$65,363
Collectively evaluated	766,143	133,955	243,344	1,741,635	603,895	—	3,488,972
Acquired with deteriorated credit quality	20,723	456	453	63	4,936	—	26,631
Total loans	$811,199	$141,208	$248,317	$1,742,151	$638,091	$—	$3,580,966
The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans. At December 31, 2017, the allowance for originated loans consisted of specific, general and unallocated components. Beginning in 2018, the unallocated component of the allowance for originated loans was reallocated.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. Total loans include acquired loans of $150.8 million and $196.6 million at September 30, 2018, and December 31, 2017, respectively, which were recorded at fair value when acquired. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
6. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	September 30, 2018	December 31, 2017
Commercial	$2,317	$1,422
Residential	346	258
Undeveloped property	5,368	5,941
Total ORE, net	$8,031	$7,621

The following table summarizes the changes in ORE:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Beginning balance	$6,834	$9,382	$7,621	$14,814
Transfers of loans to ORE	1,384	112	1,516	1,812
Sales	(59)	(811)	(659)	(7,051)
Write-downs	(128)	(59)	(447)	(951)
Ending balance	$8,031	$8,624	$8,031	$8,624
At September 30, 2018, and December 31, 2017, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $4.6 million and $3.0 million, respectively. Of these amounts, $3.6 million and $2.1 million, respectively, are residential mortgage loans where the Company has the intent to convey the property to the respective government agency guaranteeing the loan. Upon foreclosure, a separate other receivable in the amount expected to be recovered from the guarantee will be recognized and reported as part of other assets in the accompanying Consolidated Balance Sheets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within several weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three and nine months ended September 30, 2018, and 2017, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three and nine months ended September 30, 2018, and 2017.

		September 30, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$209,180	$—	$209,180	$—
Mortgage loans held-for-sale	328,090	—	328,090	—
Other assets (1)	6,617	—	—	6,617
Other liabilities (1)	(188)	—	—	(188)

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$120,121	$—	$120,121	$—
Mortgage loans held-for-sale	269,140	—	269,140	—
Other assets (1)	4,168	—	—	4,168
Other liabilities (1)	(691)	—	—	(691)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.
The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three and nine months ended September 30, 2018, and 2017. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the derivative financial instruments referenced in the following table:

	As of or for the Three Months Ended September 30,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$7,126	$(2,138)	$7,181	$(560)
Total gains / (losses) included in earnings:
Issuances	6,617	(188)	5,389	(324)
Settlements and closed loans	(7,146)	2,138	(7,246)	560
Expirations	20	—	65	—
Ending balance	$6,617	$(188)	$5,389	$(324)

	As of or for the Nine Months Ended September 30,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,168	$(691)	$7,111	$(1,065)
Total gains / (losses) included in earnings:
Issuances	21,323	(3,967)	20,595	(3,233)
Settlements and closed loans	(18,925)	4,470	(22,629)	3,974
Expirations	51	—	312	—
Ending balance	$6,617	$(188)	$5,389	$(324)
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

		September 30, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$18,624	$—	$—	$18,624
ORE, net	1,702	—	—	1,702
Residential mortgage servicing rights	41,545	—	—	41,545

		December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,257	$—	$—	$23,257
ORE, net	4,993	—	—	4,993
Residential mortgage servicing rights	57,895	—	—	57,895
SBA servicing rights	1,027	—	—	1,027

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	September 30, 2018	December 31, 2017	Valuation Technique	Unobservable Inputs	Range/Weighted Average at September 30, 2018	Range/Weighted Average at December 31, 2017
Nonrecurring:
Impaired loans	$18,624	$23,257	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 10.00%	0% - 10.00% 10.00%
Other real estate	1,702	4,993	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 10.00%	0% - 10.00% 9.61%
Residential mortgage servicing rights	41,545	57,895	Discounted cash flows	Discount rate	10.39% - 11.88% 10.76%	9.64% - 11.13% 9.95%
				Modeled prepayment speeds	6.53% - 9.89% 6.85%	7.60% - 15.75% 8.19%
SBA servicing rights	—	1,027	Discounted cash flows	Discount rate	N/A	13.12%
				Modeled prepayment speeds	N/A	11.33%
Recurring:
IRLCs	$4,087	$3,439	Pricing model	Modeled pull-through ratio	85.50%	84.50%
Forward commitments	2,342	38	Investor pricing	Pricing spreads	98.48% - 104.23% 101.27%	90.00% - 104.94% 102.64%
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of September 30, 2018, and December 31, 2017. Both of the aggregate fair value and the unpaid principal balance of loans held-for-sale that were 90 days or more past due or in nonaccrual status at September 30, 2018, were $237,000, resulting in no difference between the aggregate fair value and the unpaid principal balance. There were no loans held-for-sale that were 90 days or more past due or in nonaccrual status at December 31, 2017.

(in thousands)	Aggregate Fair Value September 30, 2018	Aggregate Unpaid Principal Balance at September 30, 2018	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$328,090	$322,722	$5,368

(in thousands)	Aggregate Fair Value December 31, 2017	Aggregate Unpaid Principal Balance at December 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$269,140	$262,315	$6,825
Net fair value (losses)/gains related to mortgage banking activities for items measured at fair value pursuant to election of FVO for the three months ended September 30, 2018, and 2017, were $(4.4) million and $(718,000), respectively, and $(1.5) million and $4.0 million for the nine months ended September 30, 2018, and 2017, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of September 30, 2018, and December 31, 2017:

		Fair Value Measurements at September 30, 2018
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$182,672	$182,672	$—	$—	$182,672
Investment securities available-for-sale	209,180	—	209,180	—	209,180
Investment securities held-to-maturity	20,383	—	15,786	3,928	19,714
Total loans, net (1)	4,047,115	—	328,090	3,461,342	3,789,432
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,249,391	$—	$—	$1,249,391	$1,249,391
Interest-bearing deposits	2,800,578	—	—	2,793,701	2,793,701
Short-term borrowings	163,562	—	163,562	—	163,562
Subordinated debt	120,680	—	111,491	—	111,491

		Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$186,302	$186,302	$—	$—	$186,302
Investment securities available-for-sale	120,121	—	120,121	—	120,121
Investment securities held-to-maturity	21,689	—	17,684	4,001	21,685
Total loans, net (1)	3,908,949	—	269,140	3,466,839	3,735,979
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,125,598	$—	$—	$1,125,598	$1,125,598
Interest-bearing deposits	2,741,602	—	—	2,739,204	2,739,204
Short-term borrowings	150,580	—	150,580	—	150,580
Subordinated debt	120,587	—	114,402	—	114,402
(1)Includes $328,090 and $269,140 in residential mortgage loans held-for-sale at September 30, 2018, and December 31, 2017, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at September 30, 2018, and December 31, 2017, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.

8. Derivative Financial Instruments
The Company uses derivative financial instruments to hedge the value of its mortgage pipeline and its mortgage loans held for sale. These instruments are not designated as hedges and are not speculative in nature.
Gains/(losses) of $1.4 million and $(1.6) million were recorded for the three months ended September 30, 2018, and 2017, respectively, and gains of $3.0 million and $2.7 million were recorded for the nine months ended September 30, 2018, and 2017, respectively, for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
Derivatives contracts are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. The notional amounts of the Company’s derivative positions at September 30, 2018, and December 31, 2017 were as follows:

	Contract or Notional Amount as of
(in thousands)	September 30, 2018	December 31, 2017
Forward rate commitments	$532,983	$430,389
Interest rate lock commitments	247,151	172,293
Total derivatives contracts	$780,134	$602,682
The Company’s derivative contracts are not subject to master netting arrangements.
9. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended September 30,
(in thousands, except per share data )	2018	2017
Net income	$12,742	$7,934

Weighted average common shares outstanding - basic (1)	27,229	26,729
Effect of dilutive stock options (2)	108	120
Weighted average common shares outstanding – diluted	27,337	26,849

EPS:
Basic	$0.47	$0.30
Diluted	$0.47	$0.30

	Nine Months Ended September 30,
($ in thousands, except per share data)	2018	2017
Net income	$33,899	$27,353

Weighted average common shares outstanding - basic (1)	27,112	26,500
Effect of dilutive stock options (2)	111	125
Weighted average common shares outstanding – diluted	27,223	26,625

EPS:
Basic	$1.25	$1.03
Diluted	$1.25	$1.03

(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period, if any.
(2)Effect of dilutive stock options includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period.
As of September 30, 2018, and 2017, there were 495,832 and 557,500 common stock options, respectively, that were excluded as potentially dilutive. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares).

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

(in thousands)	September 30, 2018	December 31, 2017
Loan servicing rights
Residential mortgage	$106,876	$100,679
SBA	4,518	4,818
Indirect automobile	5,588	7,118
Total servicing rights	$116,982	$112,615
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association ("Ginnie Mae"), and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended September 30, 2018, and 2017, the Company sold $658.7 million and $644.6 million in residential mortgage loans, respectively, with servicing retained. During the nine months ended September 30, 2018, and 2017, the Company sold $1.8 billion and $1.7 billion, respectively, in residential mortgage loans with servicing retained.
The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended September 30, 2018, and 2017, the Company recorded gains on sales of residential mortgage loans of $16.4 million and $19.7 million, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded gains on sales of residential mortgage loans of $54.3 million and $59.7 million, respectively.
During the three months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $6.4 million and $5.6 million, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $18.8 million and $16.3 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
On August 30, 2018, the Bank sold MSRs relating to certain single-family mortgage loans serviced for the Fannie Mae and the Freddie Mac, with an aggregate unpaid principal balance of approximately $1.1 billion, effective as of August 31, 2018. The sale represented approximately 12% of the Bank’s total single-family mortgage servicing portfolio as of August 31, 2018. The Bank finalized the servicing transfer for these loans on October 16, 2018. These loans were excluded from the Company's MSRs portfolio at September 30, 2018.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Residential mortgage servicing rights
Beginning carrying value, net	$114,781	$94,750	$100,679	$86,131
Additions	9,121	8,445	24,754	22,203
Amortization	(3,369)	(3,559)	(10,127)	(10,051)
Sales	(16,248)	—	(16,248)	—
Recoveries / (impairment), net (1)	2,591	(544)	7,818	809
Ending carrying value, net	$106,876	$99,092	$106,876	$99,092
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Residential mortgage servicing impairment
Beginning balance	$4,590	$7,799	$9,818	$9,152
Additions	690	1,766	765	4,127
Recoveries	(85)	(1,222)	(5,388)	(4,936)
Sales	(3,195)	—	(3,195)	—
Ending balance	$2,000	$8,343	$2,000	$8,343
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2018	December 31, 2017
Residential Mortgage Servicing Rights
Fair Value	$111,616	$103,725
Composition of residential loans serviced for others:
Fixed-rate	99.57%	99.55%
Adjustable-rate	0.43%	0.45%
Total	100.00%	100.00%
Remaining term (years)	26.1	25.7
Modeled prepayment speed	6.85%	8.19%
Decline in fair value due to a 10% adverse change	$(3,285)	$(3,497)
Decline in fair value due to a 20% adverse change	(6,326)	(6,796)
Weighted average discount rate	10.76%	9.95%
Decline in fair value due to a 10% adverse change	$(5,196)	$(4,299)
Decline in fair value due to a 20% adverse change	(9,974)	(8,223)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	September 30, 2018			Net Charge-offs for the Nine Months Ended September 30, 2018
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others (1)	$9,796,464	$20,367	$17,391	$—
Held-for-sale (2)	322,722	—	237	—
Held-for-investment (3)	570,696	1,532	23,577	26
Total residential mortgage loans serviced	$10,689,882	$21,899	$41,205	$26
(1) Balances for September 30, 2018 include approximately $1.1 billion of sub-serviced loans as a result of the August 30, 2018 MSRs sale. Servicing on these loans transferred to the Purchaser on October 1, 2018 and October 16, 2018.
(2) There were no loans held-for-sale that were 30-89 days past due recorded under the fair value option for mortgage loans held-for-sale. There were no applicable discounts for loans held-for-sale that were 90+ days past due.
(3) Delinquent loans held-for-investment include repurchased loans covered by government agency guarantees that were 30-89 days past due and 90+ days past due of $913,000 and $19.4 million, respectively.
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.

Mortgage Recourse Liability
During the last five years ended September 30, 2018, the Company has sold approximately 49,000 loans with a principal balance of approximately $12.2 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at September 30, 2018, and December 31, 2017, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans to commercial borrowers, primarily SBA loans, with third parties in the secondary market. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended September 30, 2018, and 2017, the Company sold $14.2 million and $15.8 million in government loans, respectively, with servicing retained. During the nine months ended September 30, 2018, and 2017, the Company sold $35.6 million and $39.5 million in government loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended September 30, 2018, and 2017, the Company recorded gains on sales of SBA loans of $843,000 and $1.3 million, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded gains on sales of SBA loans of $2.8 million and $3.6 million, respectively.
During the three months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $551,000 and $607,000, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $1.6 million and $1.9 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.

The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
SBA loan servicing rights
Beginning carrying value, net	$4,658	$5,312	$4,818	$5,707
Additions	339	429	883	1,091
Amortization	(479)	(393)	(1,314)	(1,387)
Recoveries / (impairment), net (1)	—	(40)	131	(103)
Ending carrying value, net	$4,518	$5,308	$4,518	$5,308
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections.

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
SBA servicing rights impairment
Beginning balance	$3	$63	$134	$—
Additions	—	40	—	103
Recoveries	—	—	(131)	—
Ending balance	$3	$103	$3	$103

The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2018	December 31, 2017
SBA loan servicing rights
Fair Value	$4,887	$5,275
Composition of loans serviced for others:
Fixed-rate	—%	—%
Adjustable-rate	100.00%	100.00%
Total	100.00%	100.00%
Remaining term (years)	18.4	18.9
Modeled prepayment speed	12.37%	11.33%
Decline in fair value due to a 10% adverse change	$(179)	$(181)
Decline in fair value due to a 20% adverse change	(347)	(351)
Weighted average discount rate	13.88%	13.13%
Decline in fair value due to a 10% adverse change	$(190)	$(199)
Decline in fair value due to a 20% adverse change	(366)	(384)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	September 30, 2018			Net Charge-offs for the Nine Months Ended September 30, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$246,763	$4,479	$1,324	$—
Held-for-sale	18,229	—	—	—
Held-for-investment	163,147	1,865	5,531	204
Total SBA loans serviced	$428,139	$6,344	$6,855	$204
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended September 30, 2018, and 2017, the Company sold $18.6 million and $27.1 million in indirect automobile loans, respectively, with servicing retained. During the nine months ended September 30, 2018, and 2017, the Company sold $133.9 million and $371.5 million in indirect automobile loans, respectively, with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended September 30, 2018, and 2017, the Company recorded gains on sales of indirect automobile loans of $177,000 and $445,000, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded gains on sales of indirect automobile loans of $1.4 million and $5.8 million, respectively.
During the three months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $1.7 million, and $2.3 million, respectively. During the nine months ended September 30, 2018, and 2017, the Company recorded servicing fee income of $5.6 million, and $6.8 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Indirect automobile loan servicing rights
Beginning carrying value	$6,265	$8,154	$7,118	$7,457
Additions	124	182	890	2,606
Amortization	(801)	(846)	(2,420)	(2,573)
Ending carrying value	$5,588	$7,490	$5,588	$7,490
The Company has not recorded impairment on its indirect automobile loan servicing rights.

The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	September 30, 2018	December 31, 2017
Indirect automobile loan servicing rights
Fair value	$5,589	$7,436
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Remaining term (years)	4.3	4.5
Modeled prepayment speed	20.59%	20.59%
Decline in fair value due to a 10% adverse change	$(137)	$(192)
Decline in fair value due to a 20% adverse change	(269)	(377)
Weighted average discount rate	8.16%	7.18%
Decline in fair value due to a 10% adverse change	$(56)	$(69)
Decline in fair value due to a 20% adverse change	(110)	(137)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	September 30, 2018			Net Charge-offs for the Nine Months Ended September 30, 2018
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$838,573	$2,557	$1,568	$2,757
Held-for-sale	25,000	—	—	—
Held-for-investment	1,588,419	3,812	2,328	3,080
Total indirect automobile loans serviced	$2,451,992	$6,369	$3,896	$5,837
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
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three and nine months ended September 30, 2018, and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
($ in thousands)	2018	2017	2018	2017
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$1,690	$1,553	$4,630	$4,489
Other fees and charges	2,242	2,091	6,512	5,763
Trust and wealth management	588	325	1,694	853
Other:
Insurance commissions	10	195	435	598
(Loss)/gain on ORE	(2)	479	40	856
Total other	$8	$674	$475	$1,454
Noninterest income (in-scope of Topic 606)	4,528	4,643	13,311	12,559
Noninterest income (out-of-scope of Topic 606)	29,134	28,995	94,461	93,505
Total noninterest income	$33,662	$33,638	$107,772	$106,064
Contract Balances
Typically, a contract asset balance occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. On the other hand, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees, and insurance commissions based on the terms and conditions of the associated contracts. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of September 30, 2018, and December 31, 2017, the Company did not have any significant contract balances.
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
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at September 30, 2018 compared to December 31, 2017, and compares the results of operations for the three and nine months ended September 30, 2018, and 2017. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2017. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

Selected Financial Data
The following table contains selected financial data and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q.

	As of or for the Three Months Ended			As of or for the Nine Months Ended
($ in thousands, except per share data)	September 30, 2018	June 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
INCOME STATEMENT DATA:
Interest income	$46,872	$44,740	$39,105	$133,174	$116,325
Interest expense	8,125	8,268	5,711	23,187	16,951
Net interest income	38,747	36,472	33,394	109,987	99,374
Provision for loan losses	360	2,286	1,425	4,776	4,275
Noninterest income	33,662	36,977	33,638	107,772	106,064
Noninterest expense	55,585	58,852	52,837	169,179	157,960
Net income before income taxes	16,464	12,311	12,770	43,804	43,203
Income tax expense	3,722	2,921	4,836	9,905	15,850
Net income	12,742	9,390	7,934	33,899	27,353
PERFORMANCE:
Earnings per common share - basic	$0.47	$0.35	$0.30	$1.25	$1.03
Earnings per common share - diluted	0.47	0.34	0.30	1.25	1.03
Total revenues	72,409	73,449	67,032	217,759	205,438
Book value per common share	15.85	15.48	14.47	15.85	14.47
Tangible book value per common share (1)	15.43	15.05	14.00	15.43	14.00
Cash dividends paid per common share	0.12	0.12	0.12	0.36	0.36
Dividend payout ratio	25.53%	34.29%	40.00%	28.80%	34.95%
Return on average assets	1.05%	0.77%	0.70%	0.95%	0.81%
Return on average shareholders' equity	11.87%	9.06%	8.28%	10.92%	9.66%
Equity to assets ratio	8.98%	8.60%	8.61%	8.98%	8.61%
Net interest margin	3.45%	3.22%	3.20%	3.32%	3.20%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,812,056	$4,892,369	4,505,423	$4,812,056	$4,505,423
Earning assets	4,448,875	4,549,315	4,167,549	4,448,875	4,167,549
Loans, excluding loans held-for-sale	3,706,953	3,792,886	3,409,707	3,706,953	3,409,707
Total loans	4,078,272	4,237,572	3,750,036	4,078,272	3,750,036
Total deposits	4,049,969	4,069,630	3,938,360	4,049,969	3,938,360
Shareholders' equity	432,098	420,962	388,068	432,098	388,068
Assets serviced for others (2)	10,882,832	10,632,607	10,109,466	10,882,832	10,109,466
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.09%	0.17%	0.13%	0.12%	0.13%
Allowance to period-end loans	0.84%	0.83%	0.90%	0.84%	0.90%
Adjusted allowance to adjusted period-end loans (1)	1.14%	1.16%	1.29%	1.14%	1.29%
Nonperforming assets to total loans, ORE and repossessions	1.92%	1.96%	1.71%	1.92%	1.71%
Adjusted nonperforming assets to loans, ORE and repossessions (1)	0.92%	0.99%	1.05%	0.92%	1.05%
Allowance to nonperforming loans, ORE and repossessions	0.44x	0.42x	0.52x	0.44x	0.52x
SELECTED RATIOS:
Loans to total deposits	91.53%	93.20%	86.58%	91.53%	86.58%
Average total loans to average earning assets	92.29%	92.90%	89.85%	92.63%	89.61%
Noninterest income to total revenue	46.49%	50.34%	50.18%	49.49%	51.63%
Leverage ratio	8.96%	8.43%	8.81%	8.96%	8.81%
Common equity tier 1 capital	9.15%	8.45%	8.81%	9.15%	8.81%
Tier 1 risk-based capital	10.24%	9.50%	9.96%	10.24%	9.96%
Total risk-based capital	12.78%	11.99%	12.68%	12.78%	12.68%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	$748,044	$908,754	$752,854	$2,270,112	$2,106,277
Total mortgage loan sales	771,058	800,084	731,595	2,067,626	1,986,671
Indirect automobile loan production	86,801	183,675	256,084	529,036	822,341
Total indirect automobile loan sales	18,614	29,275	27,115	113,889	371,546

(1)Non-GAAP financial measure. See non-GAAP reconciliation table for the comparable GAAP
(2)Balances for September 30, 2018 include approximately $1.1 billion of sub-serviced loans as a result of the August 30, 2018 MSRs sale. Servicing on these loans transferred to the Purchaser on October 1, 2018 and October 16, 2018.

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
We have continued to focus on organic growth and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. During 2018, the market pressures in indirect auto required us to exit all remaining states outside of our existing branch footprint in Georgia and Florida. We continue to emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth. We currently have 69 total retail branches with 50 branches in Georgia and 19 in Florida. We believe our retail branch network positions us to generate new customers and business opportunities. We are also continuing to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level.
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
We derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the three and nine months ended September 30, 2018, (impairment) and impairment recovery on mortgage servicing rights ("MSRs") of $(605,000) and $4.6 million was recorded as part of noninterest income from mortgage banking activities. During the three and nine months ended September 30, 2017, (impairment) and impairment recovery on MSRs was $(544,000) and $809,000. The impairment recovery occurred in 2018 as estimated future prepayment speeds stabilized during the period, partially the result of higher interest rates, and subsequently, the estimated remaining life of the servicing income on the underlying loans serviced for others extended slightly.
We continue to attract new customer relationships, and talented and experienced bankers to support our growth. During the nine months ended September 30, 2018, we made significant progress in integrating and leveraging our acquisitions from previous years and continuing expansion. We are also continuing to focus on asset quality, revenue growth, deposit growth and quality loan growth at a well-maintained capital level.
Financial Performance
We recorded net income for the three months ended September 30, 2018 of $12.7 million compared to $7.9 million for the same period in 2017, an increase of $4.8 million, or 60.6%. For the nine months ended September 30, 2018, we recorded net income of $33.9 million compared to $27.4 million for the same period in 2017, an increase of $6.5 million, or 23.9%.

Basic and diluted earnings per common share for the three months ended September 30, 2018 was $0.47, compared to $0.30 for each of the basic and diluted earnings per common share for the same period last year. For the nine months ended September 30, 2018, each of the basic and diluted earnings per common share was $1.25, compared to $1.03 for each of the basic and diluted earnings per common share for the same period last year.
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
In particular, management uses tangible shareholders' equity, adjusted allowance for loan losses, adjusted nonperforming assets, adjusted nonperforming loans, adjusted total loans, and related ratios, each of which is a non-GAAP financial measure. Management uses (i) tangible shareholders' equity (which excludes goodwill and other intangibles from equity) and related ratios to evaluate the adequacy of shareholders' equity and to facilitate comparisons with peers; and (ii) adjusted allowance for loan losses (which includes adjustments related to acquired loans and indirect auto loans), adjusted nonperforming assets and adjusted loans (which includes adjustments for repurchased government-guaranteed loans, SBA guaranteed loans and acquired loans) as supplemental information to evaluate both asset quality and asset quality trends, and to facilitate comparisons with peers. A reconciliation of these non-GAAP financial measures to their nearest GAAP measure appears in the table below.
Non-GAAP financial measures should be viewed in addition to, and not as an alternative for, the Company’s reported results prepared in accordance with GAAP. Non-GAAP financial measures have inherent limitations, are not required to be uniformly applied and are not audited. Although these non-GAAP financial measures frequently are used by shareholders in the evaluation of a company, they have limitations as analytical tools and should not be considered in isolation or as a substitute for analysis of results as reported under GAAP. We encourage readers to consider the unaudited consolidated financial statements in their entirety and not to rely on any single financial measure.

	As of or for the quarter ended
($ in thousands)	September 30, 2018	June 30, 2018	December 31, 2017	September 30, 2017
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$71,333	$74,442	$63,338	$58,606
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(27,218)	(27,220)	(19,478)	(15,450)
Less: SBA guaranteed loans included in nonaccrual loans	(4,049)	(3,639)	(1,652)	(2,145)
Less: Nonaccrual acquired loans	(7,388)	(7,648)	(6,242)	(7,366)
Adjusted nonperforming assets, excluding government-guaranteed and acquired loans (non-GAAP)	$32,678	$35,935	$35,966	$33,645
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,706,953	$3,792,886	$3,580,966	$3,409,707
Add: ORE	8,031	6,834	7,621	8,624
Add: repossessions	1,271	1,303	2,392	2,040
Total loans, ORE, and repossessions (GAAP)	3,716,255	3,801,023	3,590,979	3,420,371
Less: acquired loans	(150,763)	(165,303)	(196,567)	(216,994)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,565,492	$3,635,720	$3,394,412	$3,203,377
Nonperforming assets to loans, ORE, and repossessions (GAAP)	1.92%	1.96%	1.76%	1.71%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	0.92%	0.99%	1.06%	1.05%
Nonperforming assets to total assets (GAAP)	1.48%	1.52%	1.38%	1.30%
Adjusted nonperforming assets to total assets (non-GAAP)	0.68%	0.73%	0.79%	0.75%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$31,157	$31,623	$29,772	$30,703
Less: allowance allocated to indirect auto loans	(8,556)	(9,210)	(10,258)	(10,116)
Less: allowance allocated to acquired loans	(134)	(134)	(209)	(159)
Adjusted allowance for loan losses (non-GAAP)	$22,467	$22,279	$19,305	$20,428
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,706,953	$3,792,886	$3,580,966	$3,409,707
Less: indirect auto loans	(1,588,419)	(1,698,879)	(1,716,156)	(1,609,678)
Less: acquired loans	(150,763)	(165,303)	(196,567)	(216,994)
Adjusted period end loans (non-GAAP)	$1,967,771	$1,928,704	$1,668,243	$1,583,035
Allowance to total loans (GAAP)	0.84%	0.83%	0.83%	0.90%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.14%	1.16%	1.16%	1.29%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$432,098	$420,962	$401,632	$388,068
Less: intangibles	(11,474)	(11,751)	(12,306)	(12,625)
Tangible shareholders' equity	$420,624	$409,211	$389,326	$375,443
End of period shares	27,260,681	27,191,787	27,019,201	26,815,287
Book value per common share (GAAP)	$15.85	$15.48	$14.86	$14.47
Tangible book value per common share (non-GAAP)	15.43	15.05	14.41	14.00
Results of Operations
Net Income
Net income for the quarter was $12.7 million compared to $7.9 million for the same period in 2017, an increase of $4.8 million, or 60.6%. This increase was due to multiple factors. Net interest income increased by $5.4 million as the result of an increase of 34 basis points in the yield on total loans and growth in average loans of $384.6 million. Income tax expense decrease by $1.1 million primarily due to the change in the federal tax rate as discussed in Note 1. Significant Accounting Policies to the unaudited consolidated financial statements. Pre-tax income was $3.7 million higher compared to the same quarter last year. Provision for loan losses decreased by $1.1 million compared to the same period last year. These favorable factors were offset by $2.7 million in higher noninterest expense primarily salaries and employee benefits.
Net income for the nine months ended September 30, 2018 was $33.9 million compared to $27.4 million for the same period in 2017, an increase of $6.5 million, or 23.9%. This increase is primarily due to a decrease of $5.9 million in income tax expense from the change in the federal tax rate as discussed in Note 1. Significant Accounting Policies to the unaudited consolidated financial statements. Pre-tax income was $601,000 higher compared to the same period last year. Higher net interest income of $10.6 million was the result of an increase of 17 basis points in loan yields and growth in average loans of $375.9 million, which was offset by $11.2 million in higher noninterest expense, primarily salaries and employee benefits and commissions expense.
On a linked-quarter basis, net income was $3.4 million higher than the previous quarter, as net interest income increased by $2.3 million and noninterest expense decreased by $3.3 million, primarily due to a $1.7 million decrease in commissions as a 17.7% decrease in mortgage loan production during the quarter drove lower mortgage commissions. A decrease of $1.9 million in the provision for loan losses also contributed to the increase in net income. Offsetting these changes was a decrease in noninterest income of $3.3 million, primarily due to a $5.9 million decrease in mortgage banking income, offset by a $2.8 million increase in other noninterest income mainly due to a $2.6 million death benefit received from cash surrender value life insurance policies during the quarter.
Interest Income
Interest income for the quarter was $46.9 million, an increase of $7.8 million, or 19.9%, compared to the same period in 2017 as average loans increased by $384.6 million, or 10.3%, and the yield on total average interest-earning assets increased by 43 basis points, as market interest rates were higher in 2018 compared to 2017.
Interest income for the nine months ended September 30, 2018 was $133.2 million, an increase of $16.8 million, or 14.5%, compared to the same period in 2017 as average loans for the period increased by $375.9 million, or 10.1%, and the yield on total average interest-bearing assets increased by 27 basis points, as market interest rates increased year-over-year.
On a linked-quarter basis, interest income increased by $2.1 million, or 4.8%, primarily driven by an increase of 25 basis points in the yield on total loans. Interest income on loans for the quarter included a $1.1 million interest recovery from one nonaccrual commercial loan, which contributed 11 basis points to this increase. Although average loans decreased by $111.7 million for the quarter, $98.7 million of this was due to a decrease in lower yielding indirect loans, which were partially replaced in the portfolio mix with higher yielding commercial and SBA loans. An increase in average investment securities of $26.4 million also contributed to higher interest income. The yield on total average interest-bearing assets increased 23 basis points from the previous quarter.
Interest Expense
Interest expense for the quarter of $8.1 million reflects an increase of $2.4 million, or 42.3%, as compared to the same quarter a year ago, primarily due to rising market rates paid on money market and time deposits that drove the increase, as well as increased volume and rates for short term borrowings.
Interest expense for the nine months ended September 30, 2018 of $23.2 million reflects an increase of $6.2 million, or 36.8%, as compared to the same period a year ago, primarily due to rising market rates paid on money market and time deposits that drove the increase, as well as increased volume and rates for short term borrowings.
On a linked-quarter basis, interest expense decreased by $143,000, or 1.7%, as average FHLB borrowings decreased by $226.1 million.
Net Interest Margin
As compared to the same quarter a year ago, net interest margin (tax equivalent) increased by 25 basis points, from 3.20% to 3.45%, primarily due to a 43 basis point increase in the yield on total average interest-earning assets of $4.5 billion, offset by an increase of 27 basis points in the yield on total average interest-bearing liabilities of $3.1 billion. Average earning assets increased by $307.0 million, primarily due to an increase in average loans over the year. Average interest-bearing liabilities increased by $136.1 million, primarily driven by an increase in average borrowings of $148.2 million, offset by a decrease in average interest-bearing deposits of $12.3 million.
As compared to the same nine months a year ago, net interest margin (tax equivalent) increased by 12 basis points, from 3.20% to 3.32%, primarily due to a 17 basis point increase in the yield on average loans.
As compared to the same quarter a year ago, average earning assets increased by $307.0 million, primarily due to the increase in average loans over the year. Average interest-bearing liabilities increased by $136.1 million primarily driven by an increase in average borrowings of $148.2 million offset by a decrease in average interest-bearing deposits of $12.3 million. Year over year, the deposit marketing campaigns in Florida have successfully increased average deposits and new commercial deposit relationships.
As compared to the same nine months a year ago, average earning assets increased by $270.0 million, primarily due to the increase in average loans over the year. Average interest-bearing liabilities increased by $89.7 million primarily driven by an increase in average borrowings of $97.2 million. Year over year, the deposit marketing campaigns in Florida and new commercial deposit relationships have successfully increased average deposits
On a linked-quarter basis, the net interest margin increased from 3.22% to 3.45% an increase of 23 basis points. Adjusting the net interest margin for the $1.1 million interest recovery, the net interest margin percentage was 3.36% for the quarter. Loan coupon yields, excluding fees, SBA discount accretion, and accretable yields, increased faster than deposit and borrowing costs during the quarter.
The yield on total interest bearing liabilities increased by only 2 basis points while the yield on average earning assets increased by 23 basis points from 3.95% to 4.18%. The previously mentioned interest recovery of $1.1 million contributed 11 basis points to this increase. Average loans decreased by $111.7 million, of which $98.7 million was a decrease in lower yielding indirect auto loans. Higher yielding commercial and SBA loans increased by $40.8 million as the Bank's strategy to reposition its balance sheet continues to occur.
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
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

Reconciliation of Non-GAAP Measure:	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income, GAAP basis	$46,872	$39,105	$133,174	$116,325
Taxable-equivalent adjustment	30	57	102	179
Interest income, taxable-equivalent basis	$46,902	$39,162	$133,276	$116,504
Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	September 30, 2018			September 30, 2017
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Commercial	$949,747	$12,615	5.27%	$802,318	$9,397	4.65%
SBA	166,467	3,384	8.07%	150,733	2,966	7.81%
Construction	255,302	4,252	6.61%	238,437	3,911	6.51%
Indirect automobile	1,673,014	12,987	3.08%	1,645,641	12,127	2.92%
Installment loans and personal lines of credit	36,764	329	3.55%	39,477	353	3.55%
Residential mortgage	877,080	9,153	4.14%	704,937	6,766	3.81%
Home equity lines of credit	152,231	2,028	5.29%	144,433	1,813	4.98%
Total loans, net of unearned income (1)	4,110,605	44,748	4.32%	3,725,976	37,333	3.98%
Investment securities (1)	201,696	1,674	3.29%	147,572	1,026	2.76%
Other earning assets	141,748	480	1.34%	273,505	803	1.16%
Total interest-earning assets	4,454,049	46,902	4.18%	4,147,053	39,162	3.75%
Noninterest-earning assets:
Cash and due from banks	39,508			41,590
Allowance for loan losses	(31,581)			(30,518)
Premises and equipment, net	91,232			87,679
Other real estate	7,221			9,111
Other assets	242,360			224,730
Total noninterest-earning assets	348,740			332,592
Total assets	$4,802,789			$4,479,645

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$463,292	$149	0.13%	$447,348	$134	0.12%
Money market and savings deposits	1,415,868	2,493	0.70%	1,341,189	1,661	0.49%
Time deposits	918,668	3,013	1.30%	1,021,563	2,368	0.92%
Total interest-bearing deposits	2,797,828	5,655	0.80%	2,810,100	4,163	0.59%
Short-term borrowings	169,128	818	1.92%	20,899	17	0.32%
Subordinated debt	120,667	1,652	5.43%	120,538	1,532	5.04%
Total interest-bearing liabilities	3,087,623	8,125	1.04%	2,951,537	5,712	0.77%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,244,640			1,103,414
Other liabilities	44,538			44,732
Shareholders’ equity	425,988			379,962
Total noninterest-bearing liabilities and shareholders’ equity	1,715,166			1,528,108
Total liabilities and shareholders’ equity	$4,802,789			$4,479,645
Net interest income/spread		$38,777	3.14%		$33,450	2.98%
Net interest margin			3.45%			3.20%

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Commercial	$912,532	$33,735	4.94%	$803,366	$29,260	4.87%
SBA	158,246	9,204	7.78%	155,496	9,266	7.97%
Construction	260,131	12,748	6.55%	239,663	11,196	6.25%
Indirect automobile	1,742,810	39,443	3.03%	1,692,218	36,451	2.88%
Installment loans and personal lines of credit	40,738	925	3.04%	42,124	1,129	3.58%
Residential mortgage	837,427	25,726	4.11%	654,014	19,020	3.89%
Home equity lines of credit	151,019	5,695	5.04%	140,099	4,732	4.52%
Total loans, net of unearned income (1)	4,102,903	127,476	4.15%	3,726,980	111,054	3.98%
Investment securities (1)	177,811	4,241	3.19%	161,064	3,448	2.86%
Other earning assets	148,580	1,559	1.40%	271,218	2,002	0.99%
Total interest-earning assets	4,429,294	133,276	4.02%	4,159,262	116,504	3.75%
Noninterest-earning assets:
Cash and due from banks	37,343			41,443
Allowance for loan losses	(30,925)			(30,143)
Premises and equipment, net	90,007			87,599
Other real estate	7,402			11,365
Other assets	240,722			227,733
Total noninterest-earning assets	344,549			337,997
Total assets	$4,773,843			$4,497,259

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$468,055	$484	0.14%	$436,028	$363	0.11%
Money market and savings deposits	1,370,663	6,374	0.62%	1,278,689	4,270	0.45%
Time deposits	908,795	7,933	1.17%	1,040,445	6,870	0.88%
Total interest-bearing deposits	2,747,513	14,791	0.72%	2,755,162	11,503	0.56%
Short-term borrowings	266,377	3,540	1.78%	169,193	910	0.72%
Subordinated debt	120,637	4,856	5.38%	120,505	4,538	5.03%
Total interest-bearing liabilities	3,134,527	23,187	0.99%	3,044,860	16,951	0.74%
Noninterest-bearing liabilities and shareholders’ equity:
Demand deposits	1,182,892			1,031,516
Other liabilities	41,306			42,369
Shareholders’ equity	415,118			378,514
Total noninterest-bearing liabilities and stockholders' equity	1,639,316			1,452,399
Total liabilities and shareholders’ equity	$4,773,843			$4,497,259
Net interest income/spread		$110,089	3.03%		$99,553	3.01%
Net interest margin			3.32%			3.20%
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
The provision for loan losses was $360,000 for the three months ended September 30, 2018, a decrease of $1.1 million compared to the same period in 2017. For the nine months ended September 30, 2018, provision for loan losses was $4.8 million, an increase of $501,000 compared to the same period in 2017. The primary reason for the increase was the growth of our commercial, SBA and mortgage loan portfolio and charge-offs of several non performing asset-related specific reserves. Credit quality trend performance remains consistent and strong.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Nine Months Ended September 30,		Year Ended December 31,
($ in thousands)	2018	2017	2017
Balance at beginning of period	$29,772	$29,831	$29,831
Net (charge-offs) / recoveries:
Commercial	(143)	(19)	(237)
SBA	(204)	(109)	(160)
Construction	623	793	898
Consumer	(3,071)	(3,915)	(4,736)
Mortgage	(596)	2	56
Total net charge-offs	(3,391)	(3,248)	(4,179)
Decrease in FDIC indemnification asset	—	(155)	(155)
Provision for loan losses (1)	4,776	4,275	4,275
Balance at end of period	$31,157	$30,703	$29,772

Allowance for loan losses as a percentage of loans	0.84%	0.90%	0.83%
Adjusted allowance as a percentage of adjusted loans (non-GAAP) (2)	1.14%	1.29%	1.16%
Ratio of net charge-offs to average loans outstanding, net	0.12%	0.13%	0.12%
(1)Net of benefit attributable to FDIC indemnification asset for periods prior to 2018.
(2)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at September 30, 2018.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Service charges on deposit accounts	$1,690	$1,553	$137	8.8%	$4,630	$4,489	$141	3.1%
Other fees and charges	2,464	2,197	267	12.2	7,148	6,060	1,088	18.0
Mortgage banking activities	23,520	25,040	(1,520)	(6.1)	81,465	77,865	3,600	4.6
Indirect lending activities	1,120	1,901	(781)	(41.1)	4,538	9,967	(5,429)	(54.5)
SBA lending activities	914	1,460	(546)	(37.4)	3,288	3,959	(671)	(16.9)
Trust and wealth management fees	588	325	263	80.9	1,694	853	841	98.6
Other	3,366	1,162	2,204	189.7	5,009	2,871	2,138	74.5
Total noninterest income	$33,662	$33,638	$24	0.1	$107,772	$106,064	$1,708	1.6
Noninterest income was $33.7 million for the three months ended September 30, 2018, a marginal increase of $24,000, or 0.1%, primarily driven by an increase in other noninterest income of $2.2 million (mainly due to the aforementioned $2.6 million death benefit received from cash surrender value life insurance policies), offset by a decrease in mortgage banking income of $1.5 million, and other categories primarily indirect lending and SBA lending activities.

Noninterest income was $107.8 million for the nine months ended September 30, 2018, an increase of $1.7 million, or 1.6%, primarily due to an increase in mortgage banking income of $3.6 million, an increase in other noninterest income of $2.1 million, primarily due to the $2.6 million death benefit received from life insurance policies, an increase in other fees and charges of $1.1 million, offset by a decrease in income from indirect lending activities of $5.4 million, as investor demand for loan sales declined.
On a linked-quarter basis, noninterest income decreased by $3.3 million, or 9.0%, largely due to a net decrease in income from mortgage banking activities of $5.9 million, or 20.0%. Gross mortgage revenue decreased by $4.5 million and the mortgage MSR valuation impairment resulted in a decrease in related income of $1.3 million. Mortgage production also decreased during the quarter by $160.7 million. Offsetting this decrease, other noninterest income increased by $2.8 million, primarily due to the $2.6 million death benefit received from life insurance policies during the quarter.
The majority of our noninterest income is derived from mortgage banking activities. The various components of noninterest income from mortgage banking activities are further detailed below:

	For the Three Months Ended		For the Nine Months Ended
(in thousands)	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Marketing gain, net	$16,427	$19,713	$54,332	$59,745
Origination points and fees	4,707	3,815	13,849	11,025
Loan servicing revenue	6,360	5,616	18,788	16,336
Gross mortgage revenue	$27,494	$29,144	$86,969	$87,106
Less:
MSR amortization	(3,369)	(3,560)	(10,127)	(10,050)
MSR recovery/(impairment), net	(605)	(544)	4,623	809
Total income from mortgage banking activities	$23,520	$25,040	$81,465	$77,865
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
($ in thousands)	2018	2017	$ Change	% Change	2018	2017	$ Change	% Change
Salaries and employee benefits	$28,805	$26,331	$2,474	9.4%	$84,581	$77,621	$6,960	9.0%
Commissions	9,523	9,244	279	3.0	28,271	26,126	2,145	8.2
Occupancy and equipment, net	4,654	4,508	146	3.2	14,127	13,371	756	5.7
Professional and other services	4,243	4,604	(361)	(7.8)	13,676	13,723	(47)	(0.3)
Other	8,360	8,150	210	2.6	28,524	27,119	1,405	5.2
Total noninterest expense	$55,585	$52,837	$2,748	5.2	$169,179	$157,960	$11,219	7.1
For the three months ended September 30, 2018, noninterest expense of $55.6 million increased by $2.7 million, or 5.2%, mostly due to increased expenses associated with organic growth, especially in the mortgage and retail divisions. Salaries, commissions and employee benefits expense increased by $2.8 million, or 7.7%, due primarily to an increase in headcount of 63 in the mortgage and retail divisions and branches.
For the nine months ended September 30, 2018, noninterest expense of $169.2 million increased by $11.2 million, or 7.1%, mostly due to increased salaries, commissions, and employee benefits expenses, which increased by $9.1 million, or 8.8%, mainly due to the same reasons listed in the paragraph above, as four new branches were added over the year and 14 new mortgage offices.
On a linked-quarter basis, noninterest expense decreased by $3.3 million, or 5.6%, primarily due to an decrease in commissions expense of $1.7 million from lower mortgage loan originations and a net decrease in all other noninterest expenses of $1.5 million. These were primarily due to projects related to debit card and ATM fraud loss, outside service fees, utilities, and other liabilities, offset by increased incentives related to the balance sheet strategies implemented earlier in the year.

Income Tax Expense
Income tax expense was $3.7 million and $9.9 million for the three and nine months ended September 30, 2018, respectively, a decrease of $1.1 million, or 23.0%, and $5.9 million, or 37.51%, respectively, as compared to the same periods in 2017. The Tax Cuts and Jobs Act enacted into law on December 22, 2017, included, among other things, a reduction in the federal corporate income tax rate from 35% to 21%. The decrease in our income tax expense was almost entirely driven by the change in the federal tax rate. The effective tax rate for both of the three and nine months ended September 30, 2018 was 22.6%, as compared to 37.9%

and 36.7%, respectively, for the same periods in 2017.
On a linked quarter basis, income tax expense was $3.7 million, an increase of $801,000 compared to $2.9 million in the prior quarter primarily due to the increase in pre-tax income for the quarter.
Financial Condition
Total assets grew to $4.8 billion at September 30, 2018, an increase of $235.2 million, or 5.1%, compared to December 31, 2017, primarily driven by loan growth of $139.6 million, or 3.5%, mainly in the commercial, SBA and mortgage loan portfolios, an increase in available-for-sale investment securities of 89.1 million,or 74.1%, and other assets that increased by $6.0 million, or 10.2%. The other assets increase includes a $2.9 million increase in accounts receivable, which includes $1.3 million related to the previously mentioned MSRs sale and $1.7 million from death benefits owed to the Bank from life insurance policies. A $1.2 million increase in FHLB stock due to an increased level of FHLB borrowings during the period also contributed to the increase in other assets.
Asset growth during the nine months ended September 30, 2018 was funded by $197.8 million in core deposit growth, an $13.0 million increase in short-term borrowings, primarily FHLB borrowings, offset by a $15.0 million decrease in time deposits, mainly brokered deposits.
Loans
Total loans of $4.1 billion at September 30, 2018, increased by $139.6 million, or 3.5%, as compared to December 31, 2017, primarily driven by increases of $151.2 million in commercial and SBA loans, $85.6 million in mortgage loans, $13.7 million in construction loans, and $13.6 million in loans held-for-sale, offset by a planned decrease of $127.7 million in indirect auto loans. The commercial loan production momentum that began in the 4th quarter of 2017 continues as we further implement strategies to grow the commercial bank and replace lower yielding indirect auto loans with higher yielding commercial and mortgage loans.
The increase in loans held for sale of $13.6 million, or 3.8%, during the nine month period, was primarily due to increases in mortgage loans held-for-sale of $59.0 million and SBA loans held-for-sale of $4.6 million, offset by a decrease of $50.0 million in indirect automobile loans held-for-sale. The mortgage loans held-for-sale increase is primarily the result of higher seasonal volume.
Fair Value Adjustments
Loan servicing rights increased by $4.4 million, or 3.9%, to $117.0 million at September 30, 2018, compared to December 31, 2017. MSRs, the primary component of loan servicing rights, contributed the majority of the change, increasing by $6.2 million or 6.2%, to $106.9 million, offset by decreasing indirect auto servicing rights of $1.5 million at September 30, 2018. For the year, MSRs have increased primarily due to cumulative mortgage loan sales with servicing retained of $1.8 billion, offset by a decrease from the sale of MSRs related to $1.1 billion unpaid principal balance. The current estimated fair market value of MSRs was $111.6 million at September 30, 2018.
At September 30, 2018, fair value adjustments recorded on the balance sheet for loans held-for-sale, interest rate lock commitments ("IRLCs"), and hedge items were $11.8 million, a $1.5 million or 14.5% increase from December 31, 2017. On a linked quarter basis, fair market value adjustments for loans held-for-sale, IRLCs, and hedge items decreased by $3.0 million, or 20.1%, from the previous quarter.
At September 30, 2018, gross pipeline of interest rate lock commitments was $289.1 million, an $85.2 million or 41.8% increase from December 31, 2017. On a linked quarter basis, the gross pipeline of interest rate lock commitments was $65.7 million lower compared to the previous quarter, due to slower seasonal production.

Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	September 30, 2018	December 31, 2017	September 30, 2017
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$53,173	$47,012	$41,408
Loans past due 90 days or more and still accruing	8,858	6,313	6,534
Repossessions	1,271	2,392	2,040
Other real estate (ORE)	8,031	7,621	8,624
Nonperforming assets	$71,333	$63,338	$58,606
ASSET QUALITY RATIOS
Loans 30-89 days past due	$6,858	$22,079	$10,193
Loans 30-89 days past due to loans	0.19%	0.62%	0.30%
Loans past due 90 days or more and still accruing to loans	0.24%	0.18%	0.19%
Nonperforming loans as a % of loans	1.67%	1.49%	1.41%
Nonperforming assets to loans, ORE, and repossessions	1.92%	1.76%	1.71%
Adjusted nonperforming assets to adjusted loans, ORE and repossessions (non-GAAP)(7)	0.92%	1.06%	1.05%
Nonperforming assets to total assets	1.48%	1.38%	1.30%
Adjusted non performing assets to total assets (non-GAAP) (7)	0.68%	0.79%	0.75%
Classified Asset Ratio (4)	19.60%	20.70%	20.59%
ALL to nonperforming loans	50.23%	55.83%	64.04%
Net charge-offs, annualized to average loans	0.09%	0.11%	0.13%
ALL as a % of loans	0.84%	0.83%	0.90%
Adjusted ALL as a % of adjusted loans (non-GAAP) (8)	1.14%	1.16%	1.29%
ALL as a % of loans, excluding acquired loans (5)	0.88%	0.88%	0.96%
CLASSIFIED ASSETS
Classified loans (1)	$80,176	$77,679	$75,033
ORE and repossessions	9,302	10,013	10,664
Total classified assets (3)	$89,478	$87,692	$85,697
(1)Amount of SBA guarantee included in classified loans.	$5,254	$2,930	$2,755
(2)Amount of repurchased government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans.	$27,218	$19,478	$15,450
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of loss share and purchase discounts.
(4)Classified asset ratio is defined as classified assets as a percentage of the sum of Tier 1 capital plus allowance for loan losses.
(5)Allowance calculation excludes the recorded investment of acquired loans, due to valuation calculated at acquisition.
(6)Excludes purchased credit impaired (PCI) loans which are not removed from their accounting pool.
(7)Excludes acquired loans and net of government guarantees. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
(8)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
The Bank had $23.2 million in troubled debt restructured loans ("TDRs") at September 30, 2018, compared to $20.7 million at December 31, 2017, of which $14.6 million were accruing loans and $8.6 million were on nonaccrual (including $4.8 million in real estate mortgage loans modified in accordance with government programs) and included in nonperforming assets in the table above. Prior to permanently modifying a loan, we may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Bank and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs, regardless of whether the borrower enters into a permanent modification.
Nonperforming assets increased from December 31, 2017 to September 30, 2018, primarily due to an increase in nonaccrual loans of $6.2 million. The majority of the increase in nonaccrual loans was due to growth of $7.7 million in the portfolio of repurchased GNMA government-guaranteed mortgage loans, as well as two large SBA loans added to nonaccrual during the year. Our loss exposure on the government-guaranteed loans is mitigated by the government guarantee in whole or in part.
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
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed, reducing interest income in the current year. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the nine months ended September 30, 2018, and 2017 would have been $1.5 million and $1.1 million, respectively.
Other Assets
Other assets were $65.2 million at September 30, 2018 compared to $59.2 million at December 31, 2017, an increase of $6.0 million. This increase was partially due to an increase in accounts receivable of $2.9 million (previously discussed in the Financial Condition section above) and FHLB stock of $1.2 million.
Deposits
Total deposits at September 30, 2018 were $4.0 billion, an increase of $182.8 million, or 4.7%, compared to December 31, 2017, primarily due to growth in core deposits, which are comprised of noninterest-bearing and interest-bearing demand accounts, including money market accounts and savings deposits, of $197.8 million, or 6.7%, offset by a decrease in time deposits of $15.0 million, or 1.6%, primarily in brokered deposits. Money market account promotions continued and new deposit accounts from commercial loan relationships began to fund. Three new branches recently opened in Georgia and Florida also contributed to deposit growth during the nine months ended September 30, 2018.
The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	September 30, 2018			June 30, 2018			September 30, 2017
($ in millions)	Average Balance	Rate	Percent of Total Deposits	Average Balance	Rate	Percent of Total Deposits	Average Balance	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,245	—%	30.8%	$1,172	—%	29.9%	$1,103	—%	28.2%
Interest-bearing deposits:
Demand deposits	463	0.13%	11.5%	489	0.14%	12.5%	447	0.12%	11.4%
Money market and savings	1,416	0.70%	35.0%	1,350	0.61%	34.5%	1,341	0.49%	34.3%
Time deposits	919	1.30%	22.7%	906	1.16%	23.1%	1,022	0.92%	26.1%
Total average deposits	$4,043	0.55%	100.0%	$3,917	0.49%	100.0%	$3,913	0.42%	100.0%

	For the Nine Months Ended
	September 30, 2018			September 30, 2017
($ in millions)	Average Balance	Rate	Percent of Total Deposits	Average Balance	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,183	—%	30.1%	$1,032	—%	27.2%
Interest-bearing deposits:
Demand deposits	468	0.14%	11.9%	436	0.11%	11.5%
Money market and savings	1,371	0.62%	34.9%	1,279	0.45%	33.8%
Time deposits	909	1.17%	23.1%	1,040	0.88%	27.5%
Total average deposits	$3,931	0.50%	100.0%	$3,787	0.41%	100.0%
Average core deposits (excluding time deposits), grew by $231.9 million, or 8.0%, compared to the same quarter in 2017, mainly due to growth in noninterest-bearing and interest-bearing demand deposit and money market accounts, as money market account promotions continued over the year, and deposits from new commercial loan relationships began to fund. Compared to the prior linked quarter, average core deposits grew by $113.0 million, or 3.8%, mainly due to growth in noninterest-bearing and interest-bearing money market accounts. Average time deposits decreased by $102.8 million, or 10.1%, compared to the same quarter in 2017, partially due to run-off of brokered deposits, and increased by $12.6 million, or 1.4%, compared to the prior linked quarter.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $185.3 million, and $178.5 million at September 30, 2018, and December 31, 2017, respectively.
Borrowings
Short-term borrowings increased by $13.0 million, or 8.6%, compared to December 31, 2017, as FHLB borrowings increased by $25.0 million, to finance higher loan production during the nine months ended September 30, 2018, offset by a decrease in repurchase agreements of $12.0 million.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. As of September 30, 2018, and December 31, 2017, our cash and liquid securities totaled 8.6% and 7.2% of assets, respectively, providing ample liquidity to support our existing operations. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. As of September 30, 2018 and December 31, 2017, FSC had available cash balances of $11.1 million and $9.1 million, respectively. This cash is available for general corporate purposes, including FSC's debt service obligations, providing capital support to the Bank and potential future acquisitions.
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
Our investment securities portfolio increased by $87.8 million, or 61.9% compared to the balance at December 31, 2017. Our recent strategy has been to increase the investment portfolio as a percentage of total assets as we identify securities that meet our strategy and objectives.
Shareholders’ Equity
Shareholders’ equity was $432.1 million at September 30, 2018, and $401.6 million at December 31, 2017. The increase of $30.5 million in shareholders’ equity during the nine months ended September 30, 2018 was attributable to net income earned during the period of $33.9 million, partially offset by cash dividends declared on common shares of $9.8 million. The remainder of the increase is primarily attributable to stock issued through employee programs.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of September 30, 2018, we have not issued any securities under the shelf registration statement.
On May 4, 2018, we filed a registration statement with the SEC to issue up to 1,250,000 shares of common stock, pursuant to awards granted or exercised under the Fidelity Southern Corporation 2018 Omnibus Incentive Plan (the "Plan") reduced by grants under the Fidelity Southern Equity 2006 Incentive Plan, as amended (the "Prior Plan") after December 31, 2017, plus an indeterminate number of additional shares of underlying awards outstanding as of March 8, 2018 under the Prior Plan that thereafter terminate or expire unexercised, or are canceled, forfeited or lapse for any reason and may become issuable under the Plan, plus such indeterminate number of additional securities as may become issuable under the Plan as the result of any future stock splits, stock dividends or similar adjustments of the Common Stock. No further awards will be granted under the Prior Plan and the Prior Plan will remain in effect only for so long as awards granted thereunder remain outstanding. As of September 30, 2018, we have not granted any awards under the Plan.
On May 8, 2018, we filed a registration statement with the SEC to issue up to 1,224,616 shares of common stock to be issued to shareholders and first-time investor participation in our Direct Stock Purchase and Dividend Investment Plan (the "DRIP Plan"). As of September 30, 2018, there were 1,148,438 shares remaining to be granted under the DRIP Plan.
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
As part of our capital management strategy, we carefully monitor the impact of the loan servicing rights on our capital ratios. As part of our analysis, we consider current and proposed regulatory capital guidelines surrounding MSRs. On August 30, 2018, the Bank sold MSRs relating to certain single-family mortgage loans serviced for the Fannie Mae and the Freddie Mac, with an aggregate unpaid principal balance of approximately $1.1 billion, effective as of August 31, 2018. Approximately $13.0 million in deposit balances representing custodial funds and advances related to the MSRs were transferred to the buyer after the sale date. The sale represented approximately 12% of the Bank’s total single-family mortgage servicing portfolio as of August 31, 2018. This was the first sale of MSRs executed by the Bank as part of the Company’s capital management strategy. The Bank anticipates executing other MSRs sales from time to time in the future as part of its ordinary course of business.
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At September 30, 2018, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at September 30, 2018, and December 31, 2017:

Fidelity Bank	September 30, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$387,819	9.33%	$355,580	8.78%
Minimum	187,051	4.50%	182,245	4.50%
Tier 1 Capital:
Actual	$403,819	9.71%	$371,407	9.17%
Minimum	249,528	6.00%	243,014	6.00%
Total Risk-Based Capital:
Actual	$521,031	12.53%	$487,149	12.03%
Minimum	332,661	8.00%	323,956	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.50%		8.34%
Minimum		4.00%		4.00%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at September 30, 2018, and December 31, 2017, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	September 30, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$380,456	9.15%	$349,133	8.86%
Minimum	187,110	4.50%	177,225	4.50%
Tier 1 Capital:
Actual	$425,456	10.24%	$393,818	10.00%
Minimum	249,291	6.00%	236,291	6.00%
Total Risk-Based Capital:
Actual	$531,275	12.78%	$498,166	12.65%
Minimum	332,567	8.00%	315,071	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.96%		8.85%
Minimum		4.00%		4.00%
Our regulatory capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.
Dividends
On October 18, 2018, we declared a cash dividend of $0.12 per share, payable on November 14, 2018, to common shareholders of record as of November 2, 2018.
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
Visa Class B Stock
As of September 30, 2018, we owned 46,436 shares of Class B common stock of Visa, Inc. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Effective June 28, 2018, the conversion rate for each Class B common share decreased to 1.6298 shares of Class A common stock.  Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B shares (75,681 Class A equivalent shares) that we own are carried at a zero cost basis as of September 30, 2018.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended September 30, 2018, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of September 30, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
July 2018	—	$—	—	$10,000,000
August 2018	—	—	—	10,000,000
September 2018	—	—	—	10,000,000
Total	—	$—	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	November 2, 2018	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	November 2, 2018	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer