Form 10-K
period 2018-12-31
FIDELITY SOUTHERN CORP
filed 2019-03-13
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K
ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Common Stock, without stated par value
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the common equity held by non-affiliates of the registrant (assuming for these purposes, but without conceding, that all executive officers and directors are “affiliates” of the registrant) as of June 30, 2018 (based on the price the Common Stock was last sold on June 30, 2018 on the NASDAQ Global Select Market System), was $584,594,276.
At February 28, 2019, there were 27,591,652 shares of Common Stock outstanding, without stated par value.
DOCUMENTS INCORPORATED BY REFERENCE
None

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Report on Form 10-K
December 31, 2018

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
At December 31, 2018, we had total assets of $4.7 billion, total net loans of $3.9 billion, total deposits of $4.0 billion, and shareholders’ equity of $446.2 million. For more information about our business, see Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Proposed Merger with Ameris Bancorp
As previously disclosed, on December 17, 2018, Fidelity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ameris Bancorp ("Ameris"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FSC will merge with and into Ameris (the “Merger”), in an all-stock transaction, with Ameris surviving the Merger. Immediately following the Merger, the Bank will merge (the “Bank Merger”) with and into Ameris’s wholly owned bank subsidiary, Ameris Bank. Ameris Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the board of directors of each of Fidelity and Ameris. The transaction is expected to close in the second quarter 2019. The closing of the transactions contemplated by the Merger Agreement is subject to the approval of FSC's shareholders, regulators, and certain other customary closing conditions.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Fidelity’s shareholders will have the right to receive 0.80 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of Ameris for each share of common stock, no par value per share, of Fidelity that they hold, together with cash in lieu of fractional shares.
The Merger Agreement provides certain termination rights for both Fidelity and Ameris and further provides that a termination fee of $29.0 million will be payable by Fidelity upon termination of the Merger Agreement under certain circumstances.
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
These trends and events include: (1) risks related to our proposed Merger with and into Ameris, (2) events adversely affecting our loan portfolio, such as potential difficulties maintaining quality loan growth, the risk of credit losses and an insufficient allowance for loan losses, maintaining and servicing relationships with customers and other counterparties, the ability to rely upon information from customers and other counterparties, and managing changes in our lending operations; (3) events adversely affecting our investment portfolio, resulting in potential impairments or losses that may adversely affect earnings and capital; (4) potential adverse economic conditions at the national, regional, and local levels where we conduct business, and the resulting impact on the quality of our loan portfolio, earnings, and business operations; (5) expectations of and actual timing and amount of interest rate movements, and the slope and shape of the yield curve; (6) extensive regulation, new or enhanced enforcement of laws and regulations, increased compliance costs, potential failure to comply with laws and regulations, and the possibility of claims or litigation from customers or other parties; (7) maintaining adequate liquidity, the failure or which would adversely impact our growth and ability to meet our current or future funding obligations; (8) our ability to maintain sufficient capital and to raise additional capital when needed; (9) events affecting our business operations, such as the effectiveness of our risk management framework and internal controls and procedures, our reliance on financial models and the accuracy of such financial models, our reliance on third party vendors, the risk of security breaches and potential fraud, including cyber-fraud, ability to maintain sufficient investment in technological improvements, and potential adverse weather events in the geographic markets in which we operate; (10) events affecting our ability to compete effectively and achieve our strategies, such as greater competitive pressures among financial institutions in our market areas, the risk of failure to achieve the revenue increases expected to result from our acquisitions, branch additions and in our transaction deposit, trust and lending businesses, and our ability to attract and retain skilled people; (11) events that adversely affect our reputation, and the resulting potential adverse impact on our operations in the event of negative public opinion; and (12) risks arising from owning our common stock, such as the volatility and trading volume of our common stock, our ability to pay dividends, the impact of dilution on our common stock, the lack of Federal Deposit Insurance Corporation (“FDIC”) insurance with respect to our common stock, regulatory limitations on stock ownership, and provisions in our bylaws that may make it more difficult for another party to obtain control of us.
This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in our 2018 Annual Report or in any other statement, release, report, or filing from time to time. Investors are encouraged to read the risks discussed under “Item 1A.—Risk Factors.”
Our Strategy
Our business strategy has been to build a regional bank which emphasizes relationship banking encompassing loan and deposit gathering along with home mortgages and wealth management services. Our plan has been to continue to grow organically while positioning ourselves for future acquisitions. We believe recent and continuing disruption in the banking industry has created an opportunity for us to realize greater economies of scale compared to smaller community banks while still providing more personalized, local service than larger-sized banks. Our board and management team possesses significant leadership experience which we believe has been an important advantage in executing our business model.
Our operating strategy has been to continue to diversify our revenue streams while becoming more efficient and effective in everything we do. We have organized our operations under a line of business model while centralizing credit, finance, technology and operations functions. We have invested in our infrastructure by making capital expenditures necessary to upgrade our internal systems and software to support long-term growth as well as training and developing our employees to adapt to the corresponding changes.
Market Area, Products, and Services
We provide an array of financial products and services for business and retail customers primarily in the metropolitan Atlanta and Jacksonville, Orlando, Tallahassee, and Sarasota-Bradenton, Florida markets, and online at www.LionBank.com. Our customers are primarily individuals and small to medium-sized businesses.
We offer products and services through a network of 69 retail branch offices and 37 mortgage loan production offices. During 2017, we expanded our Small Business Administration (“SBA”) business. We originate SBA loans throughout the United States. Mortgage loans are provided throughout the South and parts of the Mid-Atlantic region. During 2018, the market pressures in indirect auto required us to exit all remaining states outside of our existing branch footprint in Georgia and Florida. We have continued to emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth.
We have been primarily engaged in attracting deposits from individuals and businesses and using these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans. We actively sell residential mortgage loans, SBA loans, and indirect automobile loans, retaining servicing on a significant amount of the sales. Internet banking, including online bill pay and mobile deposit, and internet cash management services are available to individuals and businesses. We also offer cash management services, remote deposit services, and international trade services for businesses. Our Wealth Management business focuses on providing trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals. Through our marketing partners, we offer merchant services for businesses and credit cards for both individuals and businesses.
We have grown our assets, deposits, and business organically and through acquisition by building on our lending products, expanding our deposit products and delivery capabilities, opening new branches, and hiring experienced bankers with existing customer relationships in our market areas.
We have successfully completed both FDIC-assisted and non FDIC-assisted transactions in the past. On June 27, 2018, the Bank entered into an agreement with the Federal Deposit Insurance Corporation (the "FDIC") to terminate the loss share agreements entered into with the FDIC in 2011 and 2012. Fidelity made a cash payment of approximately $632,000 to the FDIC as consideration for the early termination of the agreements. As a result, at December 31, 2018 there were no loans covered by Loss Share Agreements.

Deposits
We provide a full range of deposit accounts and services to both individuals and businesses for which we charge reasonable service fees. We offer competitive interest rates while emphasizing personalized customer service. We also utilize deposits from brokers as a funding source, although to a lesser degree.
As of December 31, 2018 and 2017, our total deposits consisted of the following:

	December 31, 2018		December 31, 2017
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,214,534	30.5%	$1,125,598	29.1%
Interest-bearing deposits:
Demand	474,440	11.9	478,428	12.4
Money market and savings	1,365,276	34.3	1,339,028	34.6
Time deposits	835,285	21.0	860,613	22.3
Brokered time deposits	92,043	2.3	63,533	1.6
Total deposits	$3,981,578	100.0%	$3,867,200	100.0%
Total deposits of $4.0 billion at December 31, 2018 increased by $114.4 million, or 3.0%, compared to December 31, 2017. Core deposits, which are comprised of noninterest-bearing demand accounts and interest-bearing demand accounts, including money market accounts and savings deposits accounted for $111.2 million of the increase, as the result of our continuing transaction account acquisition initiative, in both commercial and consumer accounts. Time deposits at December 31, 2018 decreased slightly by $3.2 million, or 0.3%.
Lending
Our primary lending activities include originating commercial loans to small and medium sized businesses, SBA loans, consumer installment loans (primarily indirect automobile loans), construction loans, and residential real estate loans. Commercial lending consists of the extension of credit for business purposes primarily in Georgia and Florida. We originate SBA loans nationwide.
Indirect loans are originated in Georgia and Florida. We offer direct installment loans and personal lines of credit to consumers on both a secured and unsecured basis.
Residential construction loans to home builders and developers are originated primarily in the Atlanta and Savannah, Georgia; Birmingham, Alabama; and Jacksonville, Pensacola and Orlando, Florida metropolitan areas.
The following table summarizes the carrying value of our total net loans outstanding by category as of December 31, 2018:

(in thousands)	Loans	Loans Held-for-Sale	Total Loans
Commercial	$904,160	$—	$904,160
SBA	156,612	13,960	170,572
Construction	279,409	—	279,409
Indirect automobile	1,569,274	—	1,569,274
Installment loans and personal lines of credit	28,170	—	28,170
Residential mortgage	594,095	225,342	819,437
Home equity lines of credit	153,758	—	153,758
Total loans	$3,685,478	$239,302	$3,924,780
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
Commercial Real Estate Lending
We engage in commercial real estate lending through direct originations. Our primary focus is on originating owner-occupied loans to finance real estate out of which an individual or company will operate their business. Non-owner occupied real estate loans for investment purposes are made on a selective basis and only where the borrowers or guarantors add substantial support to the credit. Loans where the sole source of repayment is derived from the project, or where the absence of the project’s success would significantly impact the ability of the borrower to service the debt, are avoided. We make commercial real estate loans to individuals and to small and medium sized businesses to provide loan diversification, to generate assets that are sensitive to fluctuations in interest rates, and to generate deposit and other relationships. Commercial real estate loans are generally prime-based floating-rate loans or shorter-term (one to five year) fixed-rate loans. At December 31, 2018, approximately 52% of our commercial real estate loans were owner occupied real estate loans. The remaining non-owner occupied loans were generally made to established commercial customers for purposes other than retail development.
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
In 2018, we exited all markets in indirect lending except for Florida and Georgia. During 2018, we produced approximately $623.4 million of indirect automobile loans, while selling $133.9 million to third parties with servicing retained, recording gain on sales of $1.4 million. At December 31, 2018, we were servicing $705.6 million in indirect automobile loans we had sold, primarily to other financial institutions; we recorded servicing revenue (including ancillary servicing revenue) of $7.4 million during 2018.
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
Mortgage Banking
Our residential mortgage lending focuses on one-to-four family properties. We offer Federal Housing Authority (“FHA”), Veterans Administration (“VA”), United States Department of Agriculture ("USDA") and conventional and non-conforming residential mortgage loans. We originate our residential mortgage banking loans primarily in the Southeast and Mid-Atlantic regions through 37 retail mortgage loan production offices. For the year ended December 31, 2018, 89.7% of our residential mortgage loan production of $2.9 billion was for home purchases and 10.3% was for refinances. We are an approved originator and servicer for the Federal Home Loan Mortgage Corporation (“FHLMC”) and the Federal National Mortgage Association (“FNMA”), and an approved originator and servicer for loans insured by the Department of Housing and Urban Development (“HUD”), VA and USDA securitized in Government National Mortgage Association (“GNMA”) mortgage-backed securities.
We primarily sell originated residential mortgage loans to investors, retaining servicing on a significant amount of the loans sold for which we recognize a mortgage servicing asset ("MSR"). The balance of mortgage loans held-for-sale fluctuates due to economic conditions, interest rates, the level of real estate activity, the amount of mortgage loans we retain, and seasonal factors. During 2018, we sold approximately $2.8 billion in originated residential mortgage loans to third party investors consisting of $1.9 billion in conventional loans, $628.9 million in FHA/VA/USDA loans and $239.5 million in jumbo loans. On August 30, 2018, the Bank sold MSRs relating to certain single family mortgage loans serviced for Fannie Mae and Freddie Mac, with an aggregate unpaid principal balance of approximately $1.1 billion, effective as of August 31, 2018 (“Sale Date”). Approximately $13.9 million in deposit balances representing custodial funds and advances related to the MSRs were transferred to the buyer by the Bank after the Sale Date. The sale represented approximately 12% of the Bank’s total single family mortgage servicing portfolio as of August 31, 2018. This was the first sale of MSRs executed by the Bank as part of the Company’s capital management strategy.

At December 31, 2018, we were servicing $9.3 billion in residential mortgage loans we had sold to FNMA, FHLMC, and included in GNMA mortgage-backed securities. We service loans on behalf of the investors or owners of the underlying mortgages. Servicing consists of collecting loan payments, remitting principal and interest payments to investors, managing escrow funds for the payment of mortgage-related expenses such as taxes and insurance, performing loss mitigation activities on behalf of investors and otherwise administering our mortgage loan servicing portfolio. We principally generate servicing revenue through contractual fees earned which are a stated percentage of the unpaid principal balance of current performing loans. We only have exposure to credit risk on sold loans to the extent we are required to make servicing advances until we are contractually authorized to be reimbursed from the loan investors.
As a seller, we make certain standard representations and warranties at the time of sale with respect to the loans being transferred. To date, our repurchases of mortgage loans previously sold that have been determined to be in violation of these representations and warranties have been minimal. Under our GNMA servicing contract, we have the option but not the obligation of repurchasing previously sold loans once they reach 90 days delinquency.  These repurchases reduce future servicing advances.  In 2018, we repurchased $29.0 million of GNMA loans, and cumulatively, we have repurchased $53.8 million in GNMA loans.
Wealth Management
We began offering trust and investment management services in 2014. We expanded our Wealth Management business and team in 2017 with the addition of client advisors, and assets under management have continued to grow. We provide trust administration, investment management, financial and estate planning, specialized lending and banking for affluent and high net worth individuals.
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
In November 2017, a bipartisan group of U.S. Senators, led by Senate Banking Committee Chairman, introduced the Economic Growth, Regulatory Relief, and Consumer Protection Act (the "Economic Growth Act"). The Economic Growth Act, signed into law on May 24, 2018, provides relief from certain regulatory requirements under the Dodd-Frank Act of 2010. Generally, the Economic Growth Act addressed the following areas: the threshold at which banks are classified as systemically important financial institutions (SIFIs), and therefore subject to stricter oversight; targeted relief from Dodd-Frank Act requirements for smaller banks; capital formation; mortgage lending; student borrower debt and provisions addressing veterans, consumers, and homeowners. While we expect the Economic Growth Act to have an overall positive impact on our business going forward, we continue to evaluate its impact on our business and that impact remains uncertain.
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
In 2018 and 2017, FSC paid $13.0 million and $12.7 million in cash dividends on its common shares, respectively. In 2018 and 2017, the Bank paid cash dividends of $9.3 million and $9.0 million to FSC, respectively. In 2018, FSC received no dividends from its wholly-owned insurance subsidiary, LionMark. In 2017, FSC received dividends of $1.5 million from its wholly-owned insurance subsidiary, LionMark. The Boards of Directors for the Bank, LionMark and FSC review whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
Capital Adequacy
Basel III
On July 2, 2013, the Federal banking regulators, including the Board of Governors of the Federal Reserve System (“FRB”) and the FDIC each approved rules implementing new capital guidelines for U.S. banking organizations in accordance with the Basel Committee on Banking Supervision ("BCBS") framework for capital ("Basel III"). Under these rules, minimum requirements increase for both the quantity and quality of capital we maintain.
The rules include a new "Common Equity Tier 1" or "CET1" capital to risk-weighted assets ratio of 4.50% and a CET1 capital conservation buffer of 2.50% of risk-weighted assets. An institution that does not meet the conservation buffer will be subject to restrictions on certain activities including payment of dividends, stock repurchases and discretionary bonuses to executive officers.  The capital conservation buffer began phasing in on January 1, 2016 at 0.625% of risk-weighted assets and continues to increase at the same rate each subsequent year until reaching its final level of 2.5% of risk-weighted assets on January 1, 2019. As of January 1, 2019, the capital conservation buffer has been fully phased in.
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
Prompt Corrective Action
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At December 31, 2018, and 2017, the capital ratios for the Bank and FSC exceeded the minimum capital requirements to be well-capitalized discussed above.

The following table presents the Bank's capital ratios:

Fidelity Bank
	December 31, 2018	December 31, 2017
Tier 1 Capital leverage ratio	8.72%	8.34%
Risk-Based capital:
Common Equity Tier 1	9.72%	8.78%
Tier 1	10.11%	9.17%
Total Risk-Based capital	12.98%	12.03%
The following table presents FSC's capital ratios:

Fidelity Southern Corporation
	December 31, 2018	December 31, 2017
Tier 1 Capital leverage ratio	9.18%	8.85%
Risk-Based capital:
Common Equity Tier 1	9.54%	8.86%
Tier 1	10.64%	10.00%
Total Risk-Based capital	13.24%	12.65%
The Economic Growth, Regulatory Relief, and Consumer Protection Act
In May of 2018, Congress passed and the President signed into law, the Economic Growth Act. Among many important changes to the regulation of the banking industry, the Economic Growth Act ordered the federal banking regulators, including the Federal Reserve and FDIC to, through notice and comment rulemaking, develop an “off-ramp” exempting certain banking organizations with less than $10.0 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators (the “Community Bank Leverage Ratio”). The Economic Growth Act requires the federal banking regulators to set the Community Bank Leverage Ratio between 8% and 10%. On November 21, 2018, the federal banking regulators proposed a rule to implement Section 201 of the Economic Growth Act. The proposed rule would set the Community Bank Leverage Ratio at 9%. To date, the proposed rule implementing Section 201 of the Economic Growth Act has not been finalized.
Commercial Real Estate
In December 2006, the federal banking agencies, including the FDIC, issued final guidance on concentrations in commercial real estate lending (the “Guidance”), noting that increases in banks’ commercial real estate concentrations could create safety and soundness concerns in the event of a significant economic downturn. The Guidance mandated certain minimal risk management practices and categorized banks with defined levels of such concentrations as banks that may warrant elevated examiner scrutiny. The regulatory guideline defined a bank as having a concentration in commercial real estate if its portfolio of land, construction (both commercial and residential) and Acquisition and Development loans (“A&D loans”) exceeds 100% of the Bank’s total risk based capital. On December 18, 2015, an Interagency CRE Statement was issued on Prudent Risk Management for Commercial Real Estate Lending reminding financial institutions to re-examine existing regulations and guidance related to CRE lending on the management of concentration risk in CRE lending. Our ratio of total Land, Construction and A&D loans to total risk-based capital was 57% at December 31, 2017 and 60% at December 31, 2018. The regulatory guideline for all commercial real estate loans, except owner-occupied property, as a percentage of capital is a maximum of 300%. Our ratio of all commercial real estate loans, except owner-occupied property, as a percentage of capital, was 127% at December 31, 2017 and 137% at December 31, 2018.
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
Employees and Executive Officers
As of December 31, 2018, we had 1,407 full-time equivalent employees. We are not a party to any collective bargaining agreement and we believe that our employee relations are good. We offer our employees a variety of competitive benefit programs including a retirement plan and group health, life and other insurance programs. We also support training and educational programs designed to ensure that employees have the types and levels of skills needed to perform at their best in their current positions and to help them prepare for positions of increased responsibility.
Executive Officers of the Registrant
Our executive officers, their ages, their positions with FSC and the Bank at February 28, 2019, and the period during which they have served as executive officers, are as follows:

Name	Age	Since	Position
James B. Miller, Jr.	78	1979
Chairman of the Board and Chief Executive Officer of Fidelity since 1979; President of Fidelity from 1979 to April 2006; A director of Fidelity Bank, a wholly owned subsidiary of Fidelity, since 1976; President of Fidelity Bank from 1977 to 1997 and from December 2003 through September 2004; Chief Executive Officer of Fidelity Bank from 1977 to 1997, and from December 2003 until to April 2017. Chairman of Fidelity Bank since 1998. Chairman of LionMark Insurance Company, a wholly owned subsidiary, since November 2004.

H. Palmer Proctor, Jr.	51	1996
President of Fidelity since April 2006; Chief Executive Officer of Fidelity Bank since April 2017; President of Fidelity Bank since October 2004; Director and Secretary/Treasurer of LionMark Insurance Company, a wholly owned subsidiary, since November 2004; A director of Fidelity Bank since 2004.

Charles D. Christy	61	2017	Principal Financial and Accounting Officer of Fidelity and Chief Financial Officer of Fidelity and Fidelity Bank since June 2017; Chief Financial Officer of LionMark Insurance Company since June 2017.
David Buchanan	61	1995
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

Risks Related to Our Proposed Merger with and into Ameris Bancorp
We will be subject to business uncertainties and contractual restrictions while the merger with Ameris is pending.
Uncertainty about the effect of the proposed merger with Ameris on employees and customers may have an adverse effect on the Company. These uncertainties may impair our ability to attract, retain, and motivate key personnel until the Merger is completed, and could cause customers and others that deal with us to seek to change existing business relationships. Retention of certain of our employees may be challenging while the Merger is pending, as certain employees may experience uncertainty about their future roles with the combined company. If key employees depart because of issues relating to the uncertainty and difficulty of integration, or a desire not to remain with the business, our business could be harmed. In addition, subject to certain exceptions, we have each agreed to operate our business in the ordinary course and use commercially reasonable efforts to preserve our business organization, employees and advantageous business relationships prior to closing. These restrictions may prevent us from pursuing attractive business opportunities that may arise prior to the completion of the Merger.
The Merger Agreement limits our ability to pursue acquisition proposals and requires us to pay a termination fee of $29.0 million under certain termination rights as stipulated relating to acquisition proposals.
The Merger Agreement prohibits us from (i) taking any action to solicit, initiate, seek, knowingly facilitate or encourage any inquiries or expressions of interest or the making of any proposal or offer that constitutes, or would reasonably be expected to lead to, any acquisition proposal, (ii) participate in any discussions or negotiations regarding any acquisition proposal or furnish, or otherwise afford access, to any person (other than Ameris and its subsidiaries) any nonpublic information or data with respect to the Company or any of its subsidiaries or otherwise relating to an acquisition proposal, (iii) approve, endorse or recommend any acquisition proposal (other than the Merger) or (iv) enter into any agreement in principle, arrangement, understanding, contract or agreement (other than a confidentiality agreement which expressly permits the Company to comply with its obligations relating to an acquisition proposal. The Merger Agreement also provides that we will be required to pay a termination fee in the amount of $29.0 million in the event that the Merger Agreement is terminated under certain termination rights. These provisions might discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition.
If the Merger is not completed, we will have incurred substantial expenses without realizing the expected benefits of the Merger.
We have incurred and will incur substantial expenses in connection with the negotiation and completion of the transactions contemplated by the Merger Agreement. If the Merger is not completed, we would have to recognize these expenses without realizing the expected benefits of the Merger.
Regulatory approvals may not be received, may take longer than expected, or may impose conditions that are not presently anticipated or that could have an adverse effect on the combined company following the Merger.
Before the Merger is completed, both parties must obtain all necessary approvals or waivers from the Federal Reserve Board, the Office of the Comptroller of the Currency and the Georgia Department of Banking and Finance. Other approvals, waivers or consents from regulators may also be required. In determining whether to grant these approvals the regulators consider a variety of factors, including the regulatory standing of each party. An adverse development in either party’s regulatory standing or these factors, or a prolonged Federal government shutdown could result in an inability to obtain approval or delay their receipt. These regulators may impose conditions on the completion of the Merger or the Bank Merger or require changes to the terms of the Merger or the Bank Merger. Such conditions or changes could have the effect of delaying or preventing completion of the Merger or the Bank Merger or imposing additional costs on or limiting the revenues of the combined company following the Merger and the Bank Merger, any of which might have an adverse effect on the combined company following the Merger.
The Federal Reserve Board has stated that if material weaknesses are identified by examiners before a banking organization applies to engage in expansionary activity, the Federal Reserve Board will not in the future allow the application to remain pending while the banking organization addresses its weaknesses. The Federal Reserve Board explained that, in the future, if issues arise during the processing of an application, it will require the applicant banking organization to withdraw its application pending resolution of any supervisory concerns. Accordingly, if there is an adverse development in either party’s regulatory standing, the Company may be required to withdraw some or all of the applications for approval of the proposed mergers and, if possible, resubmit it after the applicable supervisory concerns have been resolved.
Termination of the Merger Agreement could negatively impact the Company.
If the Merger Agreement with Ameris is terminated, there may be various consequences. For instance, our business may be impacted adversely by the failure to pursue other beneficial opportunities due to the focus of management on the Merger, without realizing any of the anticipated benefits of completing the Merger. Additionally, if the Merger Agreement is terminated, the market price of our common stock could decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. If the Merger Agreement is terminated under certain circumstances, we may be required to pay to Ameris a termination fee of $29.0 million.

Because the market price of Ameris Common Stock will fluctuate, our shareholders cannot be certain of the market value of the merger consideration they will receive in the Merger.
Upon completion of the Merger, each outstanding share of our common stock will have the right to receive 0.80 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of Ameris (“Ameris Common Stock”) for each share of common stock, no par value per share, of Fidelity (“Fidelity Common Stock”) that they hold, together with cash in lieu of fractional shares. Any change in the market price of Ameris Common Stock prior to the completion of the Merger will affect the market value of the merger consideration that our shareholders will receive upon completion of the Merger, and there will be no adjustment to the merger consideration for changes in the market price of either shares of Ameris Common Stock or shares of our common stock.
The market price of Ameris Common Stock after the Merger may be affected by factors different from those affecting the shares of our common stock currently.
Upon completion of the Merger, holders of our common stock will become holders of Ameris Common Stock. Accordingly, the results of operations of the combined company and the market price of Ameris Common Stock after the completion of the Merger may be affected by factors different from those currently affecting the independent results of operations of each of Ameris and the Company.
Loan Portfolio Risks
A sizable portion of our loan portfolio is secured by real estate loans located in our lending markets, and adverse changes in real estate market values in those areas may adversely affect our business.
Currently, our real estate lending business is concentrated in the Atlanta metropolitan area and eastern, central, and northern Florida. As of December 31, 2018, commercial real estate, real estate mortgages, and construction loans, accounted for approximately 54.6% of our total loan portfolio. Unlike larger national or regional banks that are more geographically diversified, our success depends primarily on the general economic conditions of the specific local markets in which we operate. Conditions in these markets strongly affect our results of operations and financial condition. Real estate values and the demand for commercial and residential mortgages and construction loans are affected by, among other things, general and local economic conditions, changes in governmental regulation, monetary and fiscal policies, interest rates and weather. Declines in our markets could adversely affect the demand for new real estate loans, and the value and liquidity of the collateral securing our existing loans. Adverse conditions in our markets could also reduce our growth rate, impair our ability to collect loans, and generally unfavorably impact our financial condition and results of operations.
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
In June 2016, the FASB issued a new current expected credit loss rule which will be effective for us in 2020 and will change our accounting for credit losses by requiring us to record, at the time of origination, credit losses expected throughout the life of loans, held-to-maturity securities and certain other assets and off-balance sheet credit exposures as opposed to the current practice of recording losses when it is probable that a loss event has occurred. We expect to record a one-time cumulative effect adjustment to the allowance for loan losses as of the beginning of the first reporting period upon adoption. The Company has not yet determined the magnitude of any such one-time adjustment or the overall impact on our financial statements, as it will depend on economic conditions and trends in the portfolio at the time of adoption.
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
Our indirect automobile lending portfolio comprises the majority of our loan portfolio which is a material percentage of our loan portfolio. We depend, in large part, upon our ability to maintain and service relationships with automobile dealers, the strength of new and used automobile sales, the loan rate and other incentives offered by other purchasers of indirect automobile loans or by the automobile manufacturers and their captive finance companies, and the continuing ability of the consumer to qualify for and make payments on high quality automobile loans. There can be no assurance we will be successful in maintaining such dealer relationships or increasing the number of dealers with which we do business, or that the existing dealer base will continue to generate a volume of finance contracts comparable to the volume historically generated by such dealers, which could have a material adverse effect on our financial condition and results of operations.

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
In recent years, the Federal Reserve has begun to gradually unwind the remaining domestic monetary policy initiatives as the economy continues to recover. In December 2015 and 2016, the Federal Reserve raised the target federal funds rate each time by 25 basis points ("bps"); in 2017, they raised rates by 25 bps three times; and in 2018, they raised rates four times for a total 225 bps since December 2015. Additionally, the Federal Reserve began to taper the reinvestment of its balance sheet Treasury and Agency MBS assets previously purchased during its quantitative easing initiatives.
These developments, along with the U.S. government's credit and deficit concerns, a potential re-emerging European sovereign debt crisis or an economic slowdown in China, could cause interest rates and borrowing costs to rise, which may negatively impact our ability to access the debt markets on favorable terms. Other significant governmental monetary strategies could be implemented in the future which might impact interest rates. Federal Reserve strategies can, and often are intended to, affect the domestic money supply, inflation, interest rates, and the shape of the yield curve. Effects on the yield curve often are most pronounced at the short end of the curve, which is of particular importance to us and other banks. Among other things, easing strategies are intended to lower interest rates, steepen the yield curve, expand the money supply, and stimulate economic activity, while tightening strategies are intended to increase interest rates, flatten the yield curve, tighten the money supply, and restrain economic activity. Other things being equal, the current transition from easing to possible tightening should tend to diminish or reverse downward pressure on rates, and to diminish or eventually end the stimulus effect that low rates tend to have on the economy. Many external factors may interfere with the effects of these plans or cause them to be changed unexpectedly. Such factors include significant economic trends or events as well as significant international monetary policies and events. Such strategies can also affect the U.S. and world-wide financial systems in ways that may be difficult to predict.
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
Congress and state legislatures and federal and state regulatory authorities continually review banking laws, regulations and policies for possible changes. Changes to statutes, regulations or regulatory policies, including interpretation and implementation of statutes, regulations or policies could affect us in substantial and unpredictable ways, including limiting the types of financial services and products we may offer or increasing the ability of non-banks to offer competing financial services and products. Any regulatory changes or scrutiny could increase or decrease the cost of doing business, limit or expand our permissible activities, or affect the competitive balance among banks, credit unions, savings and loan associations and other institutions. The Economic Growth Act, signed into law on May 24, 2018, provides relief from certain regulatory requirements under the Dodd-Frank Act requirements for smaller banks. While we expect the Economic Growth Act to have an overall positive impact on our business going forward, we continue to evaluate its impact on our business and that impact remains uncertain. We cannot predict whether new legislation will be enacted and, if enacted, the effect that it, or any regulations, would have on our business, financial condition, and results of operations.
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
Like most banking organizations, we were required to apply the new Basel III capital rules beginning on January 1, 2015. In early July 2013, the Federal Reserve approved revisions to its capital adequacy guidelines and prompt corrective action rules that implemented the Basel III regulatory capital reforms in the U.S. As a result, Basel III has generally led to higher capital requirements and more restrictive leverage and liquidity ratios as the rules are phased-in, including limitations on the amount of MSRs that may be held without triggering higher capital requirements. Compliance with these rules impacts our capital plans, affects returns on capital, and imposes additional costs on us.
In May of 2018, Congress passed the Economic Growth Act, which, among other important changes to the regulation of the banking industry, ordered the Federal banking regulators to create an “off-ramp” exempting certain banking organizations with less than $10.0 billion in consolidated assets and a low-risk profile from generally applicable leverage capital and risk-based capital requirements if such banking organization maintained a leverage ratio to be set by the federal banking regulators, the Community Bank Leverage Ratio. The federal banking regulators have proposed a Community Bank Leverage Ratio of 9%, but to date, the federal banking regulators have not set a final Community Bank Leverage Ratio.
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
Storms during 2018 in or near the Gulf Coast regions of Florida and Texas, which are often in the path of seasonal hurricanes, only minimally impacted our operations but we cannot predict whether or to what extent damage that may be caused by future natural disasters or manmade events will affect our operations or the economies in our current or future market areas. While we have established business continuity policies and procedures, the occurrence of a natural disaster, especially if any applicable insurance coverage is not adequate to enable our borrowers to recover from the effects of the event, could have a material adverse effect on our financial condition or results of operations. Many of our customers have incurred significantly higher property and casualty insurance premiums on their properties located in our markets, which may adversely affect real estate sales and values in those markets.
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
The ultimate success of our past acquisitions, and any transactions in which we may participate in the future, will depend on a number of factors, including our ability to:

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
Future acquisitions are subject to approval by a variety of federal and state regulatory agencies. The process for obtaining these required regulatory approvals has become substantially more difficult in recent years. Regulatory approvals could be delayed, impeded, restrictively conditioned or denied due to existing or new regulatory issues we have, or may have, with regulatory agencies, including, without limitation, issues related to anti-money laundering/Bank Secrecy Act compliance, fair lending laws, fair housing laws, consumer protection laws, unfair, deceptive, or abusive acts or practices regulations, Community Reinvestment Act issues, and other similar laws and regulations. We may fail to pursue, evaluate or complete strategic and competitively significant acquisition opportunities as a result of our inability, or perceived or anticipated inability, to obtain regulatory approvals in a timely manner, under reasonable conditions or at all. Difficulties associated with potential acquisitions that may result from these factors could have a material adverse effect on our business, and, in turn, our financial condition and results of operations.
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
Negative public opinion may result from our actual or alleged conduct in any number of activities, including lending practices, the failure of a product or service to meet our customers' expectations or applicable regulatory requirements, corporate governance and acquisitions, or from actions taken by government regulators and community organizations in response to those activities. Actual or alleged conduct by one or more of our business lines may result in negative public opinion about our business lines. In addition, negative public opinion of third parties with whom we have important relationships may adversely impact our reputation.
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
Item 1B. Unresolved Staff Comments
None

Item 2.    Properties
We deliver our products and services through a network of retail branches and loan production offices located in the Southern United States. At December 31, 2018, we owned 59 and leased 10 retail bank branches and we leased 33 mortgage loan production offices and had 4 loan production offices within owned branch locations.
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
Item 3.    Legal Proceedings
We are a party to claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our results of operations, cash flows, or financial condition.
Item 4.    Mine Safety Disclosures
Not applicable.

PART II
Item 5.    Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock trades on the NASDAQ Global Select Market under the symbol “LION.” As of February 28, 2019, there were approximately 1,350 shareholders of record as reported by our transfer agent, Computershare. In addition, shares of our common stock were held by approximately 3,300 beneficial owners, including brokers, dealers, and their nominees.
A cash dividend of $0.12 per share was declared by our Board of Directors on January 18, 2019, and paid on February 14, 2019, to holders of record as of February 4, 2019.
The Board of Directors reviews whether to declare and pay dividends on a quarterly basis, in light of current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
See Note 3 to the Consolidated Financial Statements in Item 8 for further discussion of the restrictions on our ability to pay dividends.
Issuer Purchases of Equity Securities
The following table presents information relating to our repurchase of shares of common stock in the fourth quarter of 2018:

Period	(a) Total Number of Shares (or Units) Purchased	(b) Average Price Paid per Share (or unit)	(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
October 2018	—	—	—	$10,000,000
November 2018	—	—	—	10,000,000
December 2018	101,931	$25.38	—	10,000,000
Total	101,391	$25.38	—	$10,000,000
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
Securities Authorized for Issuance Under Equity Compensation Plans
The following table presents information as of December 31, 2018, with respect to shares of our common stock that may be issued under our equity compensation plans. Our equity compensation plans consist of the stock options, restricted stock grants, and other awards as defined in the 2006 Equity Incentive Plan, as amended and the 401(k) tax qualified savings plan.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Shareholders(1)	915,327	$20.91	1,224,332
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—
Total	915,327	$20.91	1,224,332

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
Fidelity Southern Corporation
The graph assumes that the value invested in our common stock and in each of the two indices was $100.00 on December 31, 2013, and all dividends were reinvested during the periods presented.

	Period Ended December 31,
Index	2013	2014	2015	2016	2017	2018
Fidelity Southern Corporation	$100.00	$99.44	$140.69	$153.63	$144.58	$176.11
NASDAQ Composite Index	100.00	114.75	122.74	133.62	173.22	168.30
SNL Bank NASDAQ Index	100.00	103.57	111.80	155.02	163.20	137.56

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

	As of or for the year ended December 31,
($ in thousands, except per share data)	2018	2017	2016	2015	2014
INCOME STATEMENT DATA:
Interest income	$181,445	$157,978	$149,283	$116,642	$101,667
Interest expense	31,900	22,730	20,448	15,804	11,226
Net interest income	149,545	135,248	128,835	100,838	90,441
Provision for loan losses	5,521	4,275	8,231	4,351	531
Noninterest income	138,851	134,952	141,325	127,888	95,320
Securities gains (losses), net	—	—	578	(329)	—
Noninterest expense	225,292	210,870	201,020	162,946	138,754
Net income before income taxes	57,583	55,055	60,909	61,429	46,476
Income tax expense	13,760	15,259	22,143	22,294	16,440
Net income	43,823	39,796	38,766	39,135	30,036
PERFORMANCE:
Earnings per common share - basic	$1.61	$1.50	$1.52	$1.77	$1.41
Earnings per common share - diluted	1.61	1.49	1.50	1.64	1.28
Total revenues	288,396	270,200	270,160	228,726	185,761
Book value per common share	16.36	14.86	13.78	13.03	12.40
Tangible book value per common share(1)	15.95	14.41	13.26	12.66	12.22
Cash dividends paid per common share	0.48	0.48	0.48	0.39	0.30
Dividend payout ratio	29.81%	32.00%	31.58%	22.03%	21.28%
Return on average assets	0.92%	0.89%	0.92%	1.16%	1.11%
Return on average shareholders’ equity	10.43%	10.51%	11.61%	13.85%	12.07%
Equity to assets ratio	9.43%	8.78%	8.26%	7.83%	8.59%
Net interest margin	3.38%	3.26%	3.32%	3.24%	3.62%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,733,796	$4,576,858	$4,389,685	$3,849,063	$3,085,135
Earning assets	4,381,616	4,242,218	4,059,414	3,558,669	2,847,971
Loans, excluding loans held-for-sale	3,685,478	3,580,966	3,302,264	2,896,948	2,253,306
Total loans	3,924,780	3,938,721	3,767,592	3,294,782	2,622,241
Total deposits	3,981,578	3,867,200	3,630,594	3,179,511	2,458,022
Shareholders’ equity	446,241	401,632	362,647	301,459	264,951
Assets serviced for others	10,283,727	10,242,742	9,207,070	8,033,478	6,562,506
ASSET QUALITY RATIOS:
Net charge-offs to average loans	0.11%	0.12%	0.13%	0.12%	0.33%
Allowance to period-end loans	0.85%	0.83%	0.90%	0.91%	1.13%
Adjusted allowance to adjusted period end-loans (non-GAAP)(1)	1.12%	1.16%	1.38%	1.40%	1.89%
Nonperforming assets to loans, ORE and repossessions	1.93%	1.76%	1.77%	1.74%	2.74%
Adjusted nonperforming assets to loans, ORE and repossessions (Non-GAAP)(1)	0.92%	1.06%	1.33%	1.50%	2.54%
Allowance to nonperforming loans, ORE and repossessions	0.44x	0.47x	0.51x	0.52x	0.41x
SELECTED RATIOS:
Loans to total deposits	92.56%	92.60%	90.96%	91.11%	91.67%
Average total loans to average earning assets	92.02%	90.20%	92.64%	92.84%	91.00%
Noninterest income to total revenue	48.15%	49.95%	52.31%	55.91%	51.31%
Leverage ratio	9.18%	8.85%	8.58%	8.80%	10.40%
Common equity tier 1 capital	9.54%	8.86%	8.35%	8.20%	N/A
Tier 1 risk-based capital	10.64%	10.00%	9.46%	9.50%	11.07%
Total risk-based capital	13.24%	12.65%	12.11%	12.40%	12.01%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	$2,896,550	$2,776,010	$2,970,770	$2,672,920	$1,933,761
Total mortgage loan sales	2,753,779	2,588,842	2,815,480	2,483,186	1,786,741
Indirect automobile production	623,443	1,167,373	1,375,795	1,455,370	1,535,869
Indirect automobile sales	133,889	431,227	510,534	651,419	679,900

  (1) Non-GAAP Financial Measure. See "Reconciliation of non-GAAP Financial Measures" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

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
Our franchise primarily spans the metropolitan Atlanta, Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida markets. We provide banking services and Wealth Management services and credit-related insurance products through branches in Georgia and Florida, and an insurance office in Atlanta, Georgia. Indirect auto loans are provided in Georgia and Florida and mortgage loans are provided throughout the South, while SBA loans are originated nationwide.
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
Financial Performance
We recorded net income of $43.8 million in 2018 compared to $39.8 million in 2017, an increase of $4.0 million, or 10.1%. Both net income per basic and diluted common share were $1.61 for 2018, and $1.50 and $1.49, respectively, for 2017. An increase of $14.3 million, or 10.6%, in net interest income, an increase in noninterest income of $3.9 million or 2.9% and a decrease in income tax expense of $1.5 million or 9.8%, were partially offset by an increase of $14.4 million, or 6.8%, in noninterest expense and an increase of $1.2 million or 29.1% in the provision for loan losses.
Income tax expense was $1.5 million, or 9.8%, lower in 2018 than in 2017, as a result of the rate change following the enactment on December 22, 2017 of the Tax Cuts and Jobs Act of 2017, which reduced the federal corporate income tax rate from 35 percent to 21 percent as of the beginning of the tax year 2018.
We derive approximately 48% of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees from other products and services and income from mortgage banking, indirect automobile lending, and SBA lending activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of loan servicing revenue as the majority of loans are sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold.
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
Revenue from ORE operations as well as gains or losses on sales is recorded as a component of noninterest income. Expenses from ORE operations are recorded as a component of noninterest expense.
Valuation of Goodwill, Intangible Assets, and Other Purchase Accounting Adjustments
We account for our acquisitions as business combinations, which require the use of the acquisition method of accounting. Under this method, we are required to record the assets acquired, including identified intangible assets, and liabilities assumed, at their respective fair values, which in many instances involves estimates based on third party valuations, such as appraisals, or internal valuations based on discounted cash flow analysis or other valuation techniques. The determination of the useful lives of intangible assets is subjective, as is the appropriate amortization method for such intangible assets.
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
For our annual goodwill impairment evaluation, management bypassed the qualitative assessment for each respective reporting unit and performed Step 1 of the goodwill impairment test. Step 1 of the goodwill impairment test requires us to compare the fair value of our reporting unit with its carrying amount, including goodwill. Accordingly, we determined the fair value of our reporting unit and compared the fair value to the reporting unit’s carrying amount. We determined that our reporting unit’s fair value exceeded its carrying amount; therefore, we concluded our goodwill was not impaired. No events have occurred since the last annual goodwill impairment assessment that would necessitate an interim goodwill impairment assessment. For additional information on goodwill, see Note 2: Business Combinations, to the consolidated financial statements.
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
Income Taxes
We file a consolidated federal income tax return, as well as tax returns in several states. Under the liability method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. The net deferred tax asset is reviewed at each reporting period to assess the probability of realization of benefits in future periods and whether valuation allowances are appropriate. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As the Tax Cuts and Jobs Act was enacted on December 22, 2017, we remeasured our net deferred tax liability at December 31, 2017 to reflect the reduction in the federal corporate income tax rate from 35 percent to 21 percent from the beginning of the tax year 2018. A valuation allowance is recorded in situations where it is “more likely than not” that a deferred tax asset is not realizable. Management has reviewed all evidence, both positive and negative, and concluded that a valuation allowance against any deferred tax asset is not needed at December 31, 2018. The calculation of the income tax provision is complex and requires the use of judgments and estimates in its determination.
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
The significant unobservable input used in the fair value measurement of our IRLCs is the pull-through ratio, which represents the percentage of loans currently in a lock position which management estimates will ultimately close. Generally, the fair value of an IRLC is positive (negative) if the prevailing interest rate is lower (higher) than the IRLC rate. Therefore, an increase in the pull-through ratio (i.e., higher percentage of loans are estimated to close) will result in the fair value of the IRLC increasing if in a gain position, or decreasing if in a loss position. The pull-through ratio is largely dependent on the processing stage that a loan is currently in and the change in prevailing interest rates from the time of the rate lock. The pull-through ratio is computed by the secondary marketing department using historical data and the ratio is reviewed by the Secondary Marketing Department of the Mortgage Banking Division for reasonableness.
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

Reconciliation of Non-GAAP Financial Measures

	As of or for the year ended
($ in thousands)	2018	2017	2016	2015	2014
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$71,478	$63,338	$58,635	$50,862	$62,293
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(29,057)	(19,478)	(7,771)	(163)	(334)
Less: SBA guaranteed loans included in nonaccrual	(3,561)	(1,652)	(4,248)	(2,853)	(3,047)
Less: Nonaccrual acquired loans	(6,120)	(6,370)	(6,136)	(7,077)	(1,978)
Adjusted nonperforming assets, excluding GNMA,SBA and acquired loans (Non-GAAP)	$32,740	$35,838	$40,480	$40,769	$56,934
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,685,478	$3,580,966	$3,302,264	$2,896,948	$2,253,306
Add: ORE	8,290	7,621	14,814	18,677	22,564
Add: repossessions	1,696	2,392	2,274	1,560	1,183
Total loans, ORE, and repossessions (GAAP)	3,695,464	3,590,979	3,319,352	2,917,185	2,277,053
Less: acquired loans	(141,198)	(196,567)	(275,515)	(199,870)	(37,284)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,554,266	$3,394,412	$3,043,837	$2,717,315	$2,239,769
Nonperforming assets to loans, ORE, and repossessions (GAAP)	1.93%	1.76%	1.77%	1.74%	2.74%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	0.92%	1.06%	1.33%	1.50%	2.54%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$31,151	$29,772	$29,831	$26,464	$25,450
Less: allowance allocated to indirect auto loans	(8,669)	(10,258)	(9,522)	(8,338)	(5,917)
Less: allowance allocated to acquired loans	(284)	(209)	(284)	(613)	(715)
Adjusted allowance for loan losses (non-GAAP)	$22,198	$19,305	$20,025	$17,513	$18,818
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,685,478	$3,580,966	$3,302,264	$2,896,948	$2,253,306
Less: indirect auto loans	(1,569,274)	(1,716,156)	(1,575,865)	(1,449,480)	(1,219,232)
Less: acquired loans	(141,198)	(196,567)	(275,515)	(199,870)	(37,284)
Adjusted period end loans (non-GAAP)	$1,975,006	$1,668,243	$1,450,884	$1,247,598	$996,790
Allowance to total loans (GAAP)	0.85%	0.83%	0.90%	0.91%	1.13%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.12%	1.16%	1.38%	1.40%	1.89%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$446,241	$401,632	$362,647	$301,459	$264,951
Less: intangibles	(11,197)	(12,306)	(13,649)	(8,382)	(3,858)
Tangible shareholders' equity	$435,044	$389,326	$348,998	$293,077	$261,093
End of period shares	27,279,729	27,019,201	26,318,400	23,140,774	21,365,098
Book value per share (GAAP)	16.36	14.86	13.78	13.03	12.40
Tangible book value per share(non-GAAP)	15.95	14.41	13.26	12.66	12.22

Results of Operations - 2018 Compared to 2017
Net Income
Our net income for the year ended December 31, 2018 was $43.8 million and we reported $1.61 for the basic and fully diluted earnings per share. Net income for the year ended December 31, 2017 was $39.8 million and we reported basic and fully diluted earnings per share of $1.50 and $1.49, respectively. The $4.0 million increase in net income in 2018 compared to 2017 was primarily due to an increase in net interest income of $14.3 million, and increase in noninterest income of $3.9 million; offset by an increase in noninterest expense of $14.4 million. Details of the changes in the various components of net income are discussed further below.
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
Taxable-equivalent net interest income was $149.7 million in 2018 compared to $135.5 million in 2017, an increase of $14.2 million, or 10.5%. Average interest-earning assets in 2018 increased by $270.4 million to $4.4 billion, a 6.5% increase, when compared to 2017. Average interest-bearing liabilities increased by $96.8 million to $3.1 billion, a 3.2% increase. The net interest margin increased by 12 basis points to 3.38% in 2018 when compared to 2017. The primary components of our net interest income and margin are described below.
Taxable-equivalent interest income had an increase of $23.4 million for 2018 as compared to 2017. The increase in our interest income primarily occurred due to the net growth of $270.4 million, or 6.5%, in average interest-earning assets, primarily in our loan portfolio, as well as an increase in yield on loans of 21 basis points, primarily in the commercial, construction, and mortgage loan portfolios, including an increase of 3 basis points attributable to accretable yield.
The average balance of loans outstanding in 2018 increased by $324.7 million, or 8.7%, to $4.1 billion when compared to 2017 as the number of loan originations increased, particularly commercial, construction and mortgage loans. The average balance of investments also increased by $41.9 million as the Bank continues to increase its investments available-for-sale portfolio as part of its strategy to reposition the balance sheet to higher yielding assets, and reduce its reliance on "gain on sale" income. The yield on interest-earning assets in 2018 reflected a 30 basis point increase as compared to 2017, as interest rates rose over the year.
Interest expense in 2018 increased by $9.2 million, or 40.3%, to $31.9 million, primarily as the result of a $96.8 million, or 3.2%, increase in average interest-bearing liability balances and a 27 basis point increase in the cost of interest-bearing liabilities. This increase was primarily due to an increase in average borrowings of $109.7 million, offset by a slight decrease in average deposits of $13.0 million.
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

	For the Years Ended December 31,
	2018			2017			2016
	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
($ in thousands)
Assets
Interest-earning assets:
Commercial	$917,578	$45,378	4.95%	$802,958	$39,285	4.89%	$785,299	$40,052	5.10%
SBA	161,259	12,622	7.83	154,077	13,131	8.52	155,874	10,797	6.93
Construction	263,273	17,519	6.65	241,448	15,346	6.36	211,152	14,661	6.94
Indirect automobile	1,707,526	53,402	3.13	1,706,323	49,587	2.91	1,695,782	47,516	2.80
Installment loans and personal lines of credit	39,106	1,173	3.00	41,062	1,488	3.62	44,867	2,060	4.59
Residential mortgage	837,689	34,673	4.14	665,745	25,801	3.88	589,400	23,027	3.91
Home equity lines of credit	151,826	7,961	5.24	141,950	6,527	4.60	132,082	5,670	4.29
Loans, net of unearned income (1)	4,078,257	172,728	4.24	3,753,563	151,165	4.03	3,614,456	143,783	3.98
Investment securities (1)	198,313	6,404	3.23	156,383	4,477	2.86	192,274	5,574	2.90
Other earning assets	155,364	2,455	1.58	251,550	2,576	1.02	94,841	445	0.47
Total interest-earning assets	4,431,934	181,587	4.10%	4,161,496	158,218	3.80%	3,901,571	149,802	3.84%
Noninterest-earning assets:
Cash and due from banks	37,494			40,871			29,796
Allowance for loan losses	(31,014)			(30,253)			(27,797)
Premises and equipment	90,522			87,732			86,807
Other real estate	7,574			10,676			18,268
Other assets	243,914			223,657			203,989
Total assets	$4,780,424			$4,494,179			$4,212,634
Liabilities and shareholders' equity
Interest-bearing liabilities:
Demand	$465,609	$625	0.13%	$440,486	$484	0.11%	$387,170	$429	0.11%
Money market and savings	1,373,135	8,943	0.65	1,304,529	6,107	0.47	1,100,053	3,680	0.33
Time deposits	850,337	10,127	1.19	910,441	8,242	0.91	910,492	8,008	0.88
Brokered time deposits	62,773	1,154	1.84	109,423	889	0.81	132,012	1,077	0.82
Total interest-bearing deposits	2,751,854	20,849	0.76	2,764,879	15,722	0.57	2,529,727	13,194	0.52
Other borrowings	244,090	4,530	1.86	134,408	928	0.69	262,674	1,424	0.54
Subordinated debt	120,651	6,521	5.40	120,522	6,080	5.04	120,388	5,830	4.84
Total interest-bearing liabilities	3,116,595	31,900	1.02%	3,019,809	22,730	0.75%	2,912,789	20,448	0.70%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,197,136			1,055,018			925,965
Other liabilities	46,587			40,603			39,940
Shareholders’ equity	420,106			378,749			333,940
Total liabilities and shareholders' equity	$4,780,424			$4,494,179			$4,212,634
Net interest income/spread		$149,687	3.08%		$135,488	3.05%		$129,354	3.14%
Net interest rate margin			3.38%			3.26%			3.32%
(1) Interest income includes the effect of taxable-equivalent adjustment using a 21% tax rate for the year ended December 31, 2018 and a 35% tax rate for the years ended December 31, 2017 and 2016.

Rate/Volume Variance Analysis

	2018 Compared to 2017 Variance Attributed to(1)			2017 Compared to 2016 Variance Attributed to(1)
(in thousands)	Average Volume	Average Yield/Rate	Net Change	Average Volume	Average Yield/Rate	Net Change
Interest-Earning Assets:
Loans(2)	$14,778	$6,785	$21,563	$6,284	$1,098	$7,382
Investment securities(2)	1,254	672	1,926	(1,028)	(69)	(1,096)
Other earning assets	(280)	159	(121)	1,239	892	2,131
Total interest-earning assets	$15,752	$7,616	$23,368	$6,495	$1,921	$8,417
Interest-Bearing Liabilities:
Demand	$32	$111	$143	$58	$(5)	$53
Money market and savings	428	2,406	2,834	768	1,661	2,429
Time deposits and brokered time deposits	(1,587)	3,737	2,150	(200)	247	47
Total interest-bearing deposits	(1,127)	6,254	5,127	626	1,903	2,529
Other short term borrowings	1,502	2,100	3,602	(817)	321	(496)
Subordinated debt	7	434	441	6	244	250
Total interest-bearing liabilities	$382	$8,788	$9,170	$(185)	$2,468	$2,283
(1) The change in interest due to both rate and volume has been allocated to the components in proportion to the relationship of the dollar amounts of the change. Average loan volumes include nonperforming loans which result in the impact in the associated lost interest on nonaccrual loans being reflected in the average rate.
(2) Reflects fully taxable equivalent adjustments using a Federal Tax rate of 21% for the year ended December 31, 2018 and a 35% tax rate for the years ended December 31, 2017 and 2016.

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
The provision for loan losses was $5.5 million in 2018 and $4.3 million in 2017, an increase of $1.2 million or 29.1%, mainly due to increases in commercial loan balances. Net charge-offs were relatively flat at $4.1 million in 2018 and $4.2 million in 2017. Credit quality trend performance remains consistent and strong as net charge-offs were 0.11% of average loans for the year.
Average nonperforming assets were $74.5 million for the year ended December 31, 2018, compared to $56.9 million for the same period in 2017, an increase of $17.6 million, or 30.9%, primarily due to the increase in nonaccrual loans, particularly the increase in nonaccrual residential mortgage loans of $10.3 million. This increase was primarily due to repurchases of government guaranteed loans.
The allowance for loan losses as a percentage of loans outstanding at the end of 2018 and 2017 was 0.85% and 0.83%, respectively. The slight increase is mainly due to increases in provision for loan losses from increased commercial loan balances.
Analysis of the Allowance for Loan Losses
The following table outlines the changes in our allowance for losses during the five-year period ended December 31, 2018:

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Balance at beginning of year	$29,772	$29,831	$26,464	$25,450	$33,684
Charge-offs:
Commercial	772	2,824	2,349	1,275	3,870
SBA	306	221	387	313	1,943
Construction	38	13	—	—	602
Consumer	5,461	5,978	5,233	4,399	4,461
Mortgage	628	43	1,047	187	268
Total charge-offs	7,205	9,079	9,016	6,174	11,144
Recoveries:
Commercial	565	2,588	923	195	409
SBA	52	61	82	227	32
Construction	754	911	2,157	1,265	2,494
Consumer	1,560	1,241	1,486	1,372	1,424
Mortgage	132	99	201	48	79
Total recoveries	3,063	4,900	4,849	3,107	4,438
Net charge-offs	4,142	4,179	4,167	3,067	6,706
Provision for loan losses(1)	5,521	4,275	8,231	4,351	531
Decrease in FDIC Indemnification Asset	—	(155)	(697)	(270)	(2,059)
Balance at end of year	$31,151	$29,772	$29,831	$26,464	$25,450

Allowance for loan losses as a percentage of loans	0.85%	0.83%	0.90%	0.91%	1.13%
Adjusted allowance to adjusted loans (non-GAAP)(2)	1.12%	1.16%	1.38%	1.40%	1.89%
Ratio of net charge-offs to average loans outstanding, net	0.11%	0.12%	0.13%	0.12%	0.33%
(1) Net of benefit attributable to FDIC indemnification asset.
(2) Non-GAAP Financial Measure. See "Reconciliation of non-GAAP Financial Measures" in Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" in this report for a reconciliation of this non-GAAP measure to the most directly comparable GAAP measure.

In 2018, net charge-offs totaled $4.1 million, a slight decrease of $37,000, or 0.9%, as compared to 2017. Net charge-offs decreased in the commercial and consumer portfolios, due to fewer charge-offs and/or higher recoveries in these portfolios than in the previous year. The decreases in net charge-offs in these portfolios were offset by higher charge-offs in the SBA and mortgage portfolios and lower recoveries in the construction portfolio.

Noninterest Income
The categories of our noninterest income, and the dollar and percentage change between the years ended December 31, 2018 and 2017, are as follows:

	For the Year Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Service charges on deposit accounts	$6,427	$6,019	$408	6.8%
Other fees and charges	9,522	8,402	1,120	13.3
Mortgage banking activities	103,077	98,797	4,280	4.3
Indirect lending activities	5,227	12,533	(7,306)	(58.3)
SBA lending activities	6,728	4,540	2,188	48.2
Bank owned life insurance	4,178	1,670	2,508	150.2
Trust and wealth management fees	2,283	1,288	995	77.3
Other	1,409	1,703	(294)	(17.3)
Total noninterest income	$138,851	$134,952	$3,899	2.9
Noninterest income for 2018 was $138.9 million compared to $135.0 million in 2017, a $3.9 million, or 2.9% increase. This increase was primarily a result of increases in mortgage banking, SBA lending activities, and bank-owned life insurance income, offset by a decrease in indirect lending, as noted below.
Noninterest income from mortgage banking activities increased by $4.3 million, or 4.3%, to $103.1 million in 2018, compared to $98.8 million in 2017. The increase was primarily due to a MSR's valuation recovery of $4.7 million in 2018, as interest rates increased over the year. Mortgage loan production for the year increased from $2.8 billion in 2017 to $2.9 billion in 2018, a $120.5 million, or 4.3%, year over year change. Increased production led to an increase in the volume of residential mortgage loans sold from $2.6 billion in 2017 to $2.8 billion in 2018, a $164.9 million, or 6.4%, year over year change. Gain on sales of mortgage loans decreased by $8.0 million, or 10.4%, year over year, from $76.4 million in 2017 to $68.5 million in 2018. Decreased gains on mortgage loan sales were partially offset by an increase in mortgage servicing revenue $2.9 million, or 13.2%, to $25.1 million in 2018, compared to $22.2 million in 2017 as the portfolio of loans serviced for others grew by $390.4 million or 4.4%, in 2018.
Noninterest income from indirect lending activities decreased by $7.3 million, or 58.3%, as indirect loan production decreased by $543.9 million, or 46.6%, in 2018 as compared to 2017, and indirect sales decreased by $297.3 million, or 69.0% leading to decreased gains on loan sales in 2018 as compared to 2017. Indirect servicing income decreased by $1.8 million to $7.4 million compared to prior year. The decrease in gains occurred due to the industry-wide weakening of the indirect auto loan sales market, as well as the Company exiting all markets except Georgia and Florida.
Noninterest income from SBA lending activities increased by $2.2 million, or 48.2%, in 2018, to $5.2 million, compared to 2017 due to an increase of SBA loans sales by $19.0 million in 2018 compared to 2017, which resulted in higher gain on sales. SBA servicing income decreased by $298,000 in 2018 to $2.2 million compared to prior year.
The increase in revenue from other fees and charges of $1.1 million, or 13.3%, stems from an increase in customer accounts, particularly due to the successful marketing campaign in Florida and increasing revenue from debit card and ATM fees in 2018, as compared to 2017.
Bank owned life insurance income increased by $2.5 million compared to prior year primarily due to a non recurring $2.6 million death benefit received from cash surrender value life insurance policies in 2018.
Trust and wealth management fees increased by $1.0 million to $2.3 million in 2018 compared to $1.3 million in prior year. We have expanded our Wealth Management business and team since 2017 with the addition of client advisors, and assets under management have continued to grow in 2018.

Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2018 and 2017 are as follows:

	For the Year Ended December 31,
($ in thousands)	2018	2017	$ Change	% Change
Salaries and employee benefits	$113,522	$103,366	$10,156	9.8%
Commissions	36,129	34,573	1,556	4.5
Occupancy	18,810	18,164	646	3.6
Professional and other services	17,570	18,343	(773)	(4.2)
Other	39,261	36,424	2,837	7.8
Total noninterest expense	$225,292	$210,870	$14,422	6.8
Noninterest expense increased by $14.4 million, or 6.8%, in 2018 to $225.3 million compared to 2017, primarily due to increases in salaries and employee benefits, commissions, and other services.
Salaries and benefits expense increased by $10.2 million, or 9.8%, in 2018, compared to 2017. The increase was primarily due to the higher salaries and employee benefits associated with employee incentives due to performance and related to the balance sheet strategies implemented earlier in the year, and from a comparison perspective, no executive incentives were paid in 2017.
Commissions increased by $1.6 million in line with the increase in mortgage loan production, primarily due to the increase in mortgage originators and the impact of guaranteed commissions paid to new mortgage originators in expansion markets.
Other operating expenses were $39.3 million for the year ended December 31, 2018, a $2.8 million, or 7.8%, increase compared to $36.4 million for the year ended December 31, 2017. This increase was primarily related to $1.6 million increase in lending related expenses coupled with the recently announced merger related expenses.
Income Tax Expense
The provision for income taxes expense for 2018 and 2017, was $13.8 million and $15.3 million, respectively, with effective tax rates of 23.9% and 27.7%, respectively. As a result of the Tax Cuts and Jobs Act that was enacted into law on December 22, 2017, Fidelity remeasured its net deferred tax liability position to reflect the reduction in the federal corporate income tax rate from 35% to 21%. This revaluation resulted in a one-time income tax benefit of approximately $4.9 million in 2017.
Excluding the effects of the one-time tax benefit recorded to revalue the net deferred tax liability and the benefit of discrete items recorded for employee stock option exercises, the effective tax rate was 23.9% in 2018 compared to 38.2% in 2017.
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
Taxable-equivalent interest income had an increase of $8.4 million for 2017 as compared to 2016. The increase in our interest income primarily occurred due to the net growth of $259.9 million, or 6.7%, in average interest-earning assets, primarily in our loan portfolio, as well as an increase in yield on loans of 5 basis points, primarily in the commercial, construction, and mortgage loan portfolios, including an increase of 3 basis points attributable to accretable yield.
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
Provision for Loan Losses
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
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between the years ended December 31, 2017 and 2016, are as follows:

	For the Year Ended December 31,
($ in thousands)	2017	2016	$ Change	% Change
Service charges on deposit accounts	$6,019	$5,941	$78	1.3%
Other fees and charges	8,402	7,664	738	9.6
Mortgage banking activities	98,797	101,577	(2,780)	(2.7)
Indirect lending activities	12,533	14,900	(2,367)	(15.9)
SBA lending activities	4,540	5,659	(1,119)	(19.8)
Bank owned life insurance	1,670	2,374	(704)	(29.7)
Securities gains (losses)	—	578	(578)	100.0
Trust and wealth management fees	1,288	628	660	105.1
Other	1,703	2,004	(301)	(15.0)
Total noninterest income	$134,952	$141,325	$(6,373)	(4.5)
Noninterest income for 2017 was $135.0 million compared to $141.3 million in 2016, a $6.4 million, or 4.5% decrease. This decrease was primarily a result of decreases in mortgage banking, indirect lending, and SBA lending activities as noted below.
Noninterest income from mortgage banking decreased by $2.8 million, or 2.7%, to $98.8 million in 2017, compared to $101.6 million in 2016. The year over year decrease was primarily due to decreased mortgage loan production in 2017 compared to 2016 as mortgage lending volume in 2017 was affected by increasing interest rates. Mortgage loan production for the year decreased from $3.0 billion in 2016 to $2.8 billion in 2017, a $194.8 million, or 6.6%, year over year change. Decreased production led to a decrease in the volume of residential mortgage loans sold from $2.8 billion in 2016 to $2.6 billion in 2017, a $226.6 million, or 8.0%, year over year change. Lower production and sales decreased gain on sales of mortgage loans, which decreased by $6.1 million or 7.4%, year over year, from $82.5 million in 2016 to $76.4 million in 2017. Decreased gains on mortgage loan sales were partially offset by an increase in mortgage servicing revenue $3.1 million, or 16.1%, to $22.2 million in 2017, compared to $19.1 million in 2016 as the portfolio of loans serviced for others grew by $1.1 billion, or 14.6%, in 2017. Net MSR impairment was $666,000 in 2017 compared to a net MSR recovery of $371,000 in 2016 primarily due to a large recovery in the last half of 2016.
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
Trust and wealth management income increased $660,000, or 105.1%, to $1.3 million in 2017 compared to $628,000 in 2016 as Fidelity expanded its Wealth management services with the addition of client advisors in 2017.
The decrease in other miscellaneous income of $301,000, or 15.0%, from 2016 was caused by a $984,000 reduction in insurance commissions on policies sold on indirect auto loans reflecting decreased premium and increased losses which reduced contingent commissions and a $706,000 decrease in ORE gains. offset by an increase of $1.0 million resulting from a non-recurring gain related to the change in insurance providers during 2017, a $276,000 reduction in amortization on the FDIC indemnification asset due to expiring loss share agreements in 2017 and a $138,000 increase in gain on sale of fixed assets.
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between the years ended December 31, 2017, and 2016 are as follows:

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

Financial Condition
Total assets grew to $4.7 billion at December 31, 2018, an increase of $156.9 million, or 3.4%, compared to December 31, 2017, primarily due to an increase in cash of $26.0 million, and an increase in investments securities available-for-sale of $131.5 million as the we repositioned our balance sheet to higher yielding investments over the year.
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
The Asset Liability Management Committee (“ALCO”), which is comprised of various senior executives, meets regularly to review our interest rate sensitivity positions and balance sheet mix; monitor our capital position and ratios; review our product offerings and pricing, including rates, fees and charges; monitor our funding needs and sources; and review cash flows to assess our current and projected liquidity. Throughout 2018, we have focused on executing our business strategy to re-balance our loan portfolio with higher-yielding commercial credits and de-emphasize indirect auto lending which is dependent on our growth.
Visa Class B Stock
As of December 31, 2018, we owned 46,436 shares of Class B common stock of Visa, Inc. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Effective June 28, 2018, the conversion rate for each Class B common share decreased to 1.6298 shares of Class A common stock. Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B shares (75,681 Class A equivalent shares) that we own are carried at a zero cost basis as of December 31, 2018.
Fair Value Adjustments
Loan servicing rights increased by $7.8 million, or 6.9%, to $120.4 million at December 31, 2018, compared to December 31, 2017. MSRs, the primary component of loan servicing rights, contributed the majority of the change, increasing by $10.7 million or 10.7%, to $111.4 million, offset primarily by decreasing indirect auto servicing rights of $2.7 million at December 31, 2018. The current estimated fair market value of MSRs was $116.8 million at December 31, 2018.
At December 31, 2018, fair value adjustments recorded on the balance sheet for loans held-for-sale, interest rate lock commitments ("IRLCs"), and hedge items were $8.8 million, a $1.5 million, or 15.0% decrease, from December 31, 2017.
At December 31, 2018, the gross pipeline of interest rate lock commitments was $225.7 million, a $21.8 million, or 10.7%, increase from December 31, 2017.
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
The following table summarizes the results of a 12-month forecasting period of an immediate and sustained increase or decrease of 100 and 200 basis points in market interest rates as of December 31, 2018, and 2017:

Basis Point Change in Interest Rates	% Change in Projected Net Interest Income
	2018	2017
+200	7.50%	7.70%
+100	3.70	3.60
-100	-4.70	-3.30
-200	-7.70	-5.50
Year over year balance sheet changes and assumption updates have slightly increased net interest income sensitivity to changes in interest rates. The rate shock analysis at December 31, 2018 indicated that all of the scenarios would fall within policy parameters and approved tolerances for net interest income and EVE at risk. If large downward shocks were to occur from today's low rates, increased MSR modeled impairment may breach net income benchmarks.
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
As of December 31, 2018 and 2017, our cash and liquid securities totaled 10.2% and 7.2% of assets, respectively, providing ample liquidity to support our existing operations. In addition to cash and liquid securities, as of December 31, 2018, we had the following sources of available unused liquidity:

(in thousands)	December 31, 2018
FRB discount window	$235,133
FHLB advances	590,700
Brokered CD's	493,562
Unpledged securities	118,040
Unsecured federal funds lines	215,000
Total sources of available unused liquidity	$1,652,435
FHLB borrowing capacity is based on the lower of 25% of assets or pledged loans' lendable collateral value less outstanding advance balances. As of December 31, 2018, there was $590.7 million FHLB capacity with $125.0 million in FHLB advances outstanding, additionally, there was $92.0 million brokered CD's outstanding with remaining capacity of $493.6 million. We hold investments in FHLB stock for the purposes of maintaining credit lines with the FHLB.
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
As of December 31, 2018 and 2017, FSC had available cash balances of approximately $10.7 million and $9.1 million, respectively. This cash is available for general corporate purposes, including debt service on subordinated debt outstanding of $46.4 million at December 31, 2018 and 2017, providing capital support to the Bank and potential future acquisitions.
In addition, FSC filed a shelf registration statement with the SEC on May 5, 2017 for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2018, we have not issued any securities under the shelf registration statement and, due to the pending merger, we do not anticipate issuing any securities under this registration statement.

Contractual Obligations and Other Commitments
The following schedule provides a summary of our financial commitments to make future payments, primarily to fund loan and other credit obligations, long-term debt, and rental commitments under operating leases of various facilities housing our business development, executive administration and operational support functions as of December 31, 2018. Loan commitments, lines of credit, and letters of credit are presented at contractual amounts; however, since many of these commitments are “revolving” commitments as discussed below and many are expected to expire unused or partially used, the total amount of these commitments does not necessarily reflect future cash requirements. Payments for borrowings do not include interest. Payments related to leases are based on actual payments specified in the underlying contracts.

	Commitment Maturity or Payment Due by Period
(in thousands)	1 Year or Less	More Than 1 Year but Less Than 3 Years	3 Years or More but Less Than 5 Years	5 Years or More	Total
Commercial real estate, construction and land development loans	$117,676	$29,955	$—	$—	$147,631
Commercial loans	75,787	48,117	92,403	75	216,382
SBA loans	20,218	—	—	—	20,218
Home equity loans	3,083	7,169	9,268	131,757	151,277
Residential mortgage loans	85,719	—	—	—	85,719
Lines of credit	5,711	9,687	500	9,151	25,049
Standby letters of credit and bankers acceptances	250	20	—	—	270
Total loan commitments(1)	308,444	94,948	102,171	140,983	646,546
Short-term borrowings(2)	139,760	—	—	—	139,760
Subordinated debt(3)	—	—	—	120,707	120,707
Rental commitments(4)	6,081	9,911	3,756	84	19,832
Purchase obligations(5)	7,054	14,410	4,027	12,707	38,198
Time deposits	614,736	204,139	16,126	284	835,285
Brokered time deposits	90,000	2,043	—	—	92,043
Total commitments and long-term borrowings	$1,166,075	$325,451	$126,080	$274,765	$1,892,371

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
Loans
Total loans, which include loans held for investment and loans held-for-sale, decreased by $13.9 million, or 0.4%, at December 31, 2018 over December 31, 2017, primarily due to a decrease in indirect auto loans of $221.9 million, as Fidelity exited all markets except Florida and Georgia. This decrease was offset by growth in all other loan categories, particularly commercial and residential mortgage. The loan portfolio is the largest component of our earning assets. The volume of loans is a key driver of our net interest margin as loans typically product higher yields than investment securities and other earning assets. Our strategy is to grow loans in all categories by originating loans that we believe to be of high quality that comply with our conservative credit policies with terms that produce revenues that meet our financial objectives.
The following table summarizes the carrying amount of total loans by loan type:

	December 31,
(in thousands)	2018	2017	2016	2015	2014
Loans held for investment:
Commercial	$904,160	$811,199	$784,737	$703,291	$524,145
SBA	156,612	141,208	149,779	135,993	134,766
Construction	279,409	248,317	238,910	177,033	123,994
Indirect automobile	1,569,274	1,716,156	1,575,865	1,449,481	1,219,232
Installment loans and personal lines of credit	28,170	25,995	33,225	24,518	19,532
Residential mortgage	594,095	489,721	386,582	302,378	158,348
Home equity lines of credit	153,758	148,370	133,166	104,254	73,289
Loans	3,685,478	3,580,966	3,302,264	2,896,948	2,253,306
Allowance for loan losses	(31,151)	(29,772)	(29,831)	(26,464)	(25,450)
Loans, net of allowance for loan losses	$3,654,327	$3,551,194	$3,272,433	$2,870,484	$2,227,856

Total loans:
Loans held for investment	$3,685,478	$3,580,966	$3,302,264	$2,896,948	$2,253,306
Loans held-for-sale:
Residential mortgage	225,342	269,140	233,525	181,424	127,850
SBA	13,960	13,615	14,309	12,511	9,516
Indirect automobile	—	75,000	150,000	175,000	50,000
Total loans held-for-sale	239,302	357,755	397,834	368,935	187,366
Total loans	$3,924,780	$3,938,721	$3,700,098	$3,265,883	$2,440,672
Loans held for investment at December 31, 2018 grew to $3.7 billion, an increase of $104.5 million, or 2.9%, over December 31, 2017, primarily due to increased loan production, particularly in residential mortgage, commercial, and construction loans. In addition, we have exercised our buy-back option on delinquent mortgage loans serviced for GNMA since 2014, adding $24.6 million and $7.5 million in unpaid principal balances in residential mortgage loans held for investment to the portfolio during 2018 and 2017, respectively. We chose to exercise our buy-back option to avoid continuing to advance principal and interest on delinquent mortgage loans previously sold to the investor pool which allows us to work the loans through to resolution using our internal resources.
Indirect automobile loans decreased by $146.9 million, or 8.6%, over December 31, 2017 as lower sales volume was noted in 2018 as compared to 2017 as the bank completed its strategy to exit all markets except for Georgia and Florida. Residential mortgage loans increased by $104.4 million, or 21.3%, over December 31, 2017 as solid production in the residential mortgage portfolio continued. Commercial loans increased by $93.0 million, or 11.5%, over December 31, 2017 and construction loans increased by $31.1 million, or 12.5%, compared to December 31, 2017, as we have added new lenders in our strategy to re-balance the portfolio with higher-yielding commercial credits and de-emphasizing indirect auto lending.
Loans held-for-sale at December 31, 2018 decreased by $118.5 million, or 33.1%, over December 31, 2017. The indirect auto portfolio held-for-sale balance decreased by $75.0 million to zero, as only one loan sale occurred during the second half of

2018. We do not intend to have indirect auto loan sales in 2019. In addition, a decrease in residential mortgage loans held-for-sale of $43.8 million, or 16.3% is the result of slower sales in 2018 compared to 2017.
The following table summarizes the carrying value of loans held for investment by remaining scheduled contractual maturity as of December 31, 2018. Demand loans, loans having no stated repayment schedule or maturity, and overdraft loans are reported as being due within one year or less:

	December 31, 2018
(in thousands)	One Year or Less	After One Year Through Five Years	Over Five Years	Total
Commercial	$158,062	$566,966	$179,132	$904,160
SBA	3,014	4,946	148,652	156,612
Construction	263,413	15,996	—	279,409
Indirect automobile	17,450	1,325,182	226,642	1,569,274
Installment loans and personal lines of credit	8,706	19,349	115	28,170
Residential mortgage	58,999	5,698	529,398	594,095
Home equity lines of credit	5,976	27,776	120,006	153,758
Total loans	$515,620	$1,965,913	$1,203,945	$3,685,478
The following table summarizes the carrying value of loans held for investment at December 31, 2018 with maturity dates after one year and their general repricing characteristics:

(in thousands)	December 31, 2018
Fixed interest rates	$2,695,323
Floating or adjustable interest rates	474,535
Total	$3,169,858
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
The provision for loan losses was $5.5 million in 2018 and $4.3 million in 2017, an increase of $1.2 million, primarily due to the increase in the commercial loan portfolio and the associated qualitative risk factor. Net charge-offs were relatively flat from the previous year at $4.1 million in 2018 and $4.2 million in 2017.
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

	December 31,
($ in thousands)	2018	2017	2016	2015	2014
Nonaccrual loans	$54,746	$47,012	$35,358	$27,128	$34,856
Loans past due 90 days or more and still accruing(1)	6,746	6,313	6,189	3,497	3,690
Repossessions	1,696	2,392	2,274	1,560	1,183
Other real estate ("ORE")	8,290	7,621	14,814	18,677	22,564
Total nonperforming assets	$71,478	$63,338	$58,635	$50,862	$62,293

Ratio of loans past due 90 days or more and still accruing to total loans	0.18%	0.18%	0.19%	0.12%	0.16%
Ratio of nonperforming assets to total loans, repossessions and ORE	1.93%	1.76%	1.77%	1.74%	2.74%
Ratio of adjusted nonperforming assets to adjusted loans, repossessions and ORE (non-GAAP)(2)	0.92%	1.06%	1.33%	1.50%	2.54%
(1) Interest income recognized year to date on these loans was approximately $530,000 in 2018 and $455,000 in 2017.
(2) Excludes GNMA and SBA guaranteed loans and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
The increase in nonperforming assets of $8.1 million from December 31, 2017, to December 31, 2018, primarily resulted from an increase in nonaccrual loans, which increased by $7.7 million from 2017 to 2018 primarily due to an increase in nonaccrual residential mortgage loans of $10.3 million. This increase was primarily due to repurchases of government guaranteed loans discussed below.
The Bank had $24.6 million in troubled debt restructured loans at December 31, 2018, of which $16.2 million were accruing loans and $8.4 million are on nonaccrual status and are included in nonperforming assets in the table above.
There were $2.3 million in loans covered under Loss Share Agreements with the FDIC at December 31, 2017 and no loans covered by Loss Share Agreements in 2018. Of these loans in 2017, $113,000 were past due 90 days or more and $2.3 million were in accrual status due to being in PCI pools.
Loans accruing delinquent 30-89 days increased by $2.7 million at December 31, 2018, to $24.7 million compared to $22.1 million at December 31, 2017, mainly due to increases in 30-89 days delinquencies in the mortgage loan and construction loan portfolios over the year. Of the $12.6 million in 30-89 day delinquencies in the mortgage loan portfolio, $9.2 million were only past due 30 days primarily due to timing of month end in December.
Included in nonaccrual loans are $29.1 million and $19.5 million in government-guaranteed residential mortgage loans at December 31, 2018 and 2017, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance. The Company's loss exposure on the repurchased government-guaranteed loans is mitigated by the government guarantee in whole or in part.
Management believes it has been proactive in charging down and charging off nonperforming assets as appropriate. Management’s assessment of the overall loan portfolio is that loan quality and performance have improved in recent years, as indicated by the steady decrease in our nonperforming asset ratios. Management is being aggressive in evaluating credit relationships and proactive in addressing problems.
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed and interest income is reduced by the interest accrued in the current year, in which case interest advanced to the investor pool prior to the buyback of government guaranteed loans discussed above is not reversed but is capitalized for future reimbursement as part of the government guarantee. For 2018, the gross amount of interest income that would have been recorded on nonaccrual loans, if all such loans had been accruing interest at the original contract rate, was approximately $1.9 million compared to $2.2 million and $1.6 million during 2017 and 2016, respectively. For additional information on nonaccrual loans see “Critical Accounting Policies—Allowance for Loan Losses.”

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
At December 31, 2018, the allowance for loan losses was $31.2 million, or 0.85% of loans, compared to $29.8 million, or 0.83% of loans, at December 31, 2017. The allowance (excluding acquired and indirect allowance) to adjusted loans (excluding acquired and indirect loans), a non-GAAP measure, was 1.12% at December 31, 2018 compared to 1.16% at December 31, 2017. Management uses this measure to provide better visibility into the allowance as part of its strategic initiative to de-emphasize indirect loans and grow loans in categories other than indirect, mainly commercial, construction and SBA. Net charge-offs as a percentage of average loans outstanding during each respective period were 0.11% in 2018, a slight decrease as compared to 0.12% for 2017.
The table below presents the allocated loan loss allowance by loan type as of December 31, 2018, and 2017:

	December 31,		Increase/ (Decrease)
(in thousands)	2018	2017
Commercial	$9,889	$7,846	$2,043
SBA	2,266	1,968	298
Construction	2,849	2,396	453
Consumer	9,110	10,758	(1,648)
Mortgage	7,037	5,928	1,109
Unallocated	—	876	(876)
Total allocated loan loss allowance by loan type	$31,151	$29,772	$1,379
The allocated allowance at December 31, 2018 increased by $1.4 million in comparison to the balance at December 31, 2017 as increases in provision for loan losses were needed to support portfolio growth and the associated qualitative risk factors, specifically with the commercial loan portfolio.

Allocation of the Allowance for Loan Losses

	December 31, 2018		December 31, 2017		December 31, 2016
($ in thousands)	Allowance	%(1)	Allowance	%(1)	Allowance	%(1)
Commercial	$9,889	24.5%	$7,846	22.7%	$9,331	23.8%
SBA	2,266	4.2	1,968	3.9	1,978	4.5
Construction	2,849	7.6	2,396	6.9	2,176	7.2
Consumer	9,110	43.4	10,758	48.7	9,812	48.3
Mortgage	7,037	20.3	5,928	17.8	5,755	16.2
Unallocated	—	—	876	—	779	—
Total	$31,151	100.0%	$29,772	100.0%	$29,831	100.0%

	December 31, 2015		December 31, 2014
($ in thousands)	Allowance	%(1)	Allowance	%(1)
Commercial	$8,582	24.3%	$10,152	23.3%
SBA	2,433	4.7	3,015	6.0
Construction	1,711	6.1	1,486	5.5
Consumer	8,668	50.5	6,591	54.6
Mortgage	4,294	14.4	3,475	10.6
Unallocated	776	—	731	—
Total	$26,464	100.0%	$25,450	100.0%
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

Our investment securities consisted primarily of residential and commercial mortgage-backed securities issued by U.S. Government-sponsored entities ("GSE's") which expose us to a low level of credit and liquidity risk. The following table summarizes the amortized cost and fair value of debt securities at the time periods indicated:

	December 31,
	2018		2017		2016
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of GSE's	$22,145	$21,958	$22,182	$22,225	$22,218	$22,405
Municipal securities	9,824	10,063	9,318	9,635	11,706	11,981
SBA pool securities	11,036	10,738	13,031	12,910	14,142	13,912
Residential mortgage-backed securities	185,464	187,478	50,251	50,978	64,141	65,630
Commercial mortgage-backed securities	21,929	21,365	24,721	24,373	30,987	30,382
Total available-for-sale	$250,398	251,602	$119,503	$120,121	$143,194	$144,310

Investment securities held-to-maturity:
Municipal securities	$8,504	$8,026	$8,588	$8,641	$1,588	$1,536
Residential mortgage-backed securities	7,719	7,481	9,100	9,043	10,899	10,902
Commercial mortgage-backed securities	3,903	3,903	4,001	4,001	4,096	4,096
Total held-to-maturity	$20,126	$19,410	$21,689	$21,685	$16,583	$16,534
Investment securities available-for-sale at December 31, 2018 increased by $131.5 million, or 109.5%, from December 31, 2017, primarily as a result of an increase in residential mortgage-backed securities investments of $135.2 million, partially offset by small decreases in other categories. Investment securities available for sale at December 31, 2017 decreased by $24.2 million, or 16.8%, over December 31, 2016, primarily as a result of securities being called during the year.
Investment securities held-to-maturity at December 31, 2018 decreased by $1.6 million, or 7.2%, over December 31, 2017, primarily in residential and commercial mortgage-backed securities. Investment securities held-to-maturity at December 31, 2017 increased by $5.1 million, or 30.8%, from December 31, 2016, primarily due to additional investment in municipal securities of $7.0 million; partially offset by a decrease in residential mortgage-backed securities of $1.8 million.

The amortized cost, fair value and average yield of investment securities are categorized in the following table by remaining contractual maturity. The amortized cost, fair value and average yield of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated remaining average life:

	December 31, 2018			December 31, 2017
($ in thousands)	Amortized Cost	Fair Value	Average Yield(1)	Amortized Cost	Fair Value	Average Yield(1)
Investment securities available-for-sale:
Obligations of GSE's
Due after one year through five years	$21,142	$20,919	2.10%	$21,179	$21,160	2.10%
Due after five years through ten years	1,003	1,039	3.46	1,003	1,065	3.46
Municipal securities(2)
Due after one year through five years	1,055	1,021	2.51	1,503	1,488	3.47
Due after five years through ten years	2,435	2,539	4.28	2,753	2,877	4.88
Due after ten years	6,334	6,503	4.81	5,062	5,270	4.97
SBA pool securities
Due after five years through ten years	6,730	6,569	2.46	7,967	7,931	2.44
Due after ten years	4,306	4,169	2.30	5,064	4,979	2.31
Residential mortgage-backed securities	185,464	187,478	3.30	50,251	50,978	2.97
Commercial mortgage-backed securities	21,929	21,365	3.33	24,721	24,373	3.43
Total available-for-sale	$250,398	$251,602		$119,503	$120,121

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,595	3.47%	$1,588	$1,641	3.47%
Due after ten years	6,916	6,431	3.77	7,000	7,000	4.52
Residential mortgage-backed securities	7,719	7,481	2.99	9,100	9,043	2.84
Commercial mortgage-backed securities	3,903	3,903	3.65	4,001	4,001	3.65
Total held-to-maturity	$20,126	$19,410		$21,689	$21,685

(1)	Weighted average yields are calculated on the basis of the amortized cost of the security.

(2)	Average yields reflect the effect of taxable equivalent adjustments using a 25% tax rate for 2018 and 35% tax rate for 2017.
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
Total deposits of $4.0 billion at December 31, 2018 increased by $114.4 million, or 3.0%, compared to December 31, 2017. Core deposits, which are comprised of noninterest-bearing demand accounts and interest-bearing demand accounts, including money market accounts and savings deposits accounted for $111.2 million of the increase, as the result of our continuing transaction account acquisition initiative, in both commercial and consumer accounts. Time deposits at December 31, 2018 increased by $3.2 million, or 0.3%.

The following table summarizes average balances and interest rates paid by category for the last three years:

	For the Year Ended December 31,
	2018			2017			2016
($ in thousands)	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total	Average Amount	Rate	% of Total

Noninterest-bearing demand deposits	$1,197,136	—%	30.3%	$1,055,018	—%	27.6%	$925,965	—%	26.8%
Demand	465,609	0.13	11.8	440,486	0.11	11.5	387,170	0.11	11.2
Money market and savings	1,373,135	0.65	34.8	1,304,529	0.47	34.2	1,100,053	0.33	31.8
Time deposits	850,337	1.19	21.5	910,441	0.91	23.8	910,492	0.88	26.4
Brokered time deposits	62,773	1.84	1.6	109,423	0.81	2.9	132,012	0.82	3.8
Total average deposits	$3,948,990	0.53	100.0%	$3,819,897	0.41	100.0%	$3,455,692	0.38	100.0%
Total average deposits for 2018 increased by $129.1 million, or 3.4%, over 2017. Average core deposits for 2018 increased by $235.8 million, or 8.4%, over 2017, primarily due to the above mentioned transaction account acquisition initiative. Average time deposits for 2018 decreased by $106.8 million, or 10.5%, from 2017, as the enhanced core deposit base allowed the Bank to be more relationship-oriented in its approach to time deposits and non-core brokered CD’s. Total average deposits for 2017 increased by $364.2 million, or 10.5%, over 2016, with $386.8 million of the increase coming from core deposits. The increase in core deposits was primarily due to organic growth from our transaction account initiatives, including money market promotions that ran primarily in our Florida markets.
The following table summarizes scheduled remaining maturities for time deposits in denominations of $100,000 and greater as of December 31, 2018:

(in thousands)	December 31, 2018
Three months or less	$183,439
Over three through six months	117,427
Over six through twelve months	172,001
Over 12 months	132,197
Total time deposits $100,000 and greater	$605,064
Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $176.7 million and $178.5 million at December 31, 2018 and 2017, respectively.
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
At December 31, 2018 and 2017, we had $125.0 million in fixed rate FHLB advances outstanding. In addition, we utilized overnight funding sources of $14.8 million and $25.6 million at December 31, 2018 and 2017, respectively. The change in both categories from December 31, 2017 was primarily the result of fluctuations in short-term liquidity needs which the Bank primarily manages through short-term FHLB advances which we chose to utilize as a funding source for loan growth due to the advantageous rates available in comparison to other funding sources.
Securities sold under repurchase agreements consist of balances in the transaction accounts of our commercial customers swept nightly to an overnight investment account. Securities sold under repurchase agreements are not subject to offset.
The interest rate characteristics of our short-term borrowings are presented in the table below:

	December 31,
($ in thousands)	2018	2017
Repurchase agreements at an average period-end rate of 0.26% and 0.19% for 2018 and 2017, respectively	$14,759	$25,580
FRB Discount Window with variable interest of 3.00% for 2018	1	—
FHLB Fixed Rate Credit Advances with an interest rate of 2.46% for 2018 and interest rates ranging from 1.41% to 1.42% for 2017	125,000	125,000
Total short-term borrowings	$139,760	$150,580

Schedule of Short-term Borrowings
The following information regarding short-term borrowings for the years ended December 31, 2018, 2017, and 2016 pertains to our overnight repurchase agreements, FHLB advances and federal funds purchased. Short-term borrowings have a maturity of one year or less.

($ in thousands)	2018	2017	2016
Outstanding at December 31	$139,760	$150,580	$243,351
Maximum month-end outstanding balance	463,810	266,439	352,603
Average daily outstanding balance	244,090	134,425	262,674
Average interest rate during the year	1.86%	0.69%	0.54%
Weighted average interest rate at year end	2.23%	1.21%	0.58%
Subordinated Debt
The aggregate principal balance of subordinated debt was $121.4 million at December 31, 2018 and 2017 and consisted of amounts outstanding pursuant to the issuance of subordinated notes and trust preferred securities. The unamortized balance of debt issuance costs is netted against the aggregate principal amount in the accompanying Consolidated Balance Sheets. Therefore, the balance reported as subordinated debt in the Consolidated Balance Sheets at December 31, 2018 and 2017 was $120.7 million and $120.6 million, respectively, after netting out unamortized acquisition costs of $686,000 and $806,000, respectively. Related interest expense is reported as “Interest expense: Subordinated debt” in our Consolidated Statements of Comprehensive Income.
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
On August 20, 2007, we issued $20.0 million in fixed-floating rate capital securities of Fidelity Southern Statutory Trust III with a liquidation value of $1,000 per security. Interest was fixed at 6.62% for five years and converted to a floating rate, which adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.40%, with a rate of 4.19% and 2.99% at December 31, 2018 and 2017. The issuance has a final maturity of 30 years, but may be redeemed with regulatory approval at any distribution payment date or at any time upon certain events, such as a change in the regulatory treatment of the trust preferred securities, at the redemption price of 100%.
On March 17, 2005, we issued $10.0 million in floating rate capital securities of Fidelity Southern Statutory Trust II with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 1.89%, with a rate of 4.68% and 3.49% at December 31, 2018 and 2017. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
On June 26, 2003, we issued $15.0 million in Floating Rate Capital Securities of Fidelity Southern Statutory Trust I with a liquidation value of $1,000 per security. Interest adjusts quarterly at a rate per annum equal to the three-month LIBOR plus 3.10%. The rates in effect on December 31, 2018 and 2017, were 5.92% and 4.77%, respectively. The issuance has a final maturity of 30 years, but may be redeemed at any distribution payment date at the redemption price of 100%.
The trust preferred securities were sold in private transactions exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and were not registered under the Securities Act. The payments to the holders of trust preferred securities are fully tax deductible.
The $45.0 million of trust preferred securities issued by our trusts, as of December 31, 2018 and 2017, are not consolidated for financial reporting purposes. Thus, the equity investments in the subsidiaries we created to issue the obligations, the obligations themselves, and related dividend income and interest expense are reported on an unconsolidated basis, with the investments in the amount of $1.4 million at December 31, 2018, and 2017, reported as other assets in our Consolidated Balance Sheets and dividends included as other noninterest income in our Statements of Comprehensive Income.
We included the $45.0 million of trust preferred securities in our Tier 1 capital at December 31, 2018 and 2017 as an element of restricted core capital. Restricted core capital elements are subject to an aggregate 25% of Tier 1 capital, net of goodwill limitation, as defined by the regulatory risk-based capital standards for bank holding companies. These standards also require that trust preferred securities be excluded from Tier 1 capital within five years of the maturity of the underlying junior subordinated notes issued. Our first junior subordinated note matures in June 2033.
Shareholders’ Equity
Shareholders’ equity at December 31, 2018 and 2017 was $446.2 million and $401.6 million, respectively. The $44.6 million increase in shareholders' equity over December 31, 2017 was attributable to net income earned of $43.8 million, and common stock issued under employee programs of $13.3 million during 2018, partially offset by cash dividends declared on common shares during 2018 of $13.0 million.
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
Warrant exercises in 2016 and 2015 described below by third-party investors resulted in there being no shares eligible to be purchased pursuant to the Warrant at December 31, 2018, 2017 or 2016. At December 31, 2015, one investor had a warrant to purchase 1,000,000 shares of our common stock.
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
On May 5, 2017, we filed a shelf registration statement with the SEC for the issuance of up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2018, we have not issued any securities under the shelf registration statement and, due to the merger with Ameris; we do not anticipate issuing any securities under the shelf registration.
On December 17, 2018, Fidelity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ameris Bancorp ("Ameris"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth, FSC will merge with and into Ameris (the “Merger”), in an all-stock transaction, with Ameris surviving the Merger. Immediately following the Merger, the Bank will merge (the “Bank Merger”) with and into Ameris’s wholly owned bank subsidiary, Ameris Bank. Ameris Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the board of directors of each of Fidelity and Ameris. The transaction is expected to close in the second quarter 2019. The closing of the transactions contemplated by the Merger Agreement is subject to the approval of FSC's shareholders, regulators, and certain other customary closing conditions.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Fidelity’s shareholders will have the right to receive 0.80 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of Ameris Common Stock for each share of common stock, no par value per share, of Fidelity Common Stock that they hold, together with cash in lieu of fractional shares.

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

	2018
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$48,271	$46,872	$44,740	$41,562
Interest expense	8,713	8,125	8,268	6,794
Net interest income	39,558	38,747	36,472	34,768
Provision for loan losses	745	360	2,286	2,130
Noninterest income	31,079	33,662	36,977	37,133
Noninterest expense	56,113	55,585	58,852	54,742
Income before income taxes	13,779	16,464	12,311	15,029
Income tax expense	3,855	3,722	2,921	3,262
Net income	$9,924	$12,742	$9,390	$11,767
Earnings per common share:
Basic	$0.36	$0.47	$0.35	$0.44
Diluted	$0.36	$0.47	$0.34	$0.43
Weighted average shares outstanding - basic	27,283	27,229	27,093	27,011
Weighted average shares outstanding - diluted	27,376	27,337	27,222	27,121

	2017
(in thousands, except per share data)	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Interest income	$41,653	$39,105	$39,578	$37,642
Interest expense	5,779	5,711	5,832	5,408
Net interest income	35,874	33,394	33,746	32,234
Provision for loan losses	—	1,425	750	2,100
Noninterest income	28,888	33,638	35,056	37,370
Noninterest expense	52,910	52,837	54,551	50,572
Income before income taxes	11,852	12,770	13,501	16,932
Income tax (benefit) expense	(591)	4,836	4,609	6,405
Net income	$12,443	$7,934	$8,892	$10,527
Earnings per common share:
Basic	$0.46	$0.30	$0.34	$0.40
Diluted	$0.46	$0.30	$0.33	$0.40
Weighted average shares outstanding - basic	26,904	26,729	26,433	26,335
Weighted average shares outstanding - diluted	27,011	26,849	26,547	26,477

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
Based on the testing performed using the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework), management of the Company believes that the company's internal control over financial reporting was effective as of December 31, 2018.
The effectiveness of our internal control over financial reporting as of December 31, 2018, has been audited by Ernst & Young LLP, an independent registered public accounting firm, as stated in their report which is included herein.

FIDELITY SOUTHERN CORPORATION

by	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board

by	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer

March 13, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Fidelity Southern Corporation

Opinion on Internal Control over Financial Reporting

We have audited Fidelity Southern Corporation and subsidiaries’ internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Fidelity Southern Corporation and subsidiaries’ (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 13, 2019 expressed an unqualified opinion thereon.

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
March 13, 2019

Report of Ernst & Young LLP, Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of Fidelity Southern Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Fidelity Southern Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated March 13, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
Atlanta, Georgia
March 13, 2019

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2018	2017
($ in thousands)
Assets
Cash and due from banks	$36,615	$33,874
Interest-bearing deposits with banks	171,151	104,032
Federal funds sold	4,527	48,396
Cash and cash equivalents	212,293	186,302
Investment securities available-for-sale	251,602	120,121
Investment securities held-to-maturity (fair value of $19,410 and $21,685, respectively)	20,126	21,689
Loans held-for-sale (includes loans at fair value of $225,342 and $269,140, respectively)	239,302	357,755
Loans	3,685,478	3,580,966
Allowance for loan losses	(31,151)	(29,772)
Loans, net of allowance for loan losses	3,654,327	3,551,194
Premises and equipment, net	93,699	88,463
Other real estate, net	8,290	7,621
Bank owned life insurance	71,510	71,883
Servicing rights, net	120,390	112,615
Other assets	62,257	59,215
Total assets	$4,733,796	$4,576,858

Liabilities
Deposits
Noninterest-bearing demand deposits	$1,214,534	$1,125,598
Interest-bearing deposits	2,767,044	2,741,602
Total deposits	3,981,578	3,867,200
Short-term borrowings	139,760	150,580
Subordinated debt, net	120,707	120,587
Other liabilities	45,510	36,859
Total liabilities	4,287,555	4,175,226
Shareholders' equity
Preferred stock, no par value. Authorized 10,000,000 shares; no shares issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000 shares; issued and outstanding 27,279,729 and 27,019,201, respectively	230,841	217,555
Accumulated other comprehensive income, net of tax	985	383
Retained earnings	214,415	183,694
Total shareholders’ equity	446,241	401,632
Total liabilities and shareholders’ equity	$4,733,796	$4,576,858
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Years Ended December 31,
	2018	2017	2016
($ in thousands, except per share data)
Interest income:
Loans, including fees	$172,673	$150,998	$143,605
Investment securities:
Taxable interest income	5,991	4,269	4,941
Nontaxable interest income	326	135	292
Other	2,455	2,576	445
Total interest income	181,445	157,978	149,283
Interest expense:
Deposits	20,849	15,722	13,194
Short-term borrowings	4,530	928	1,424
Subordinated debt	6,521	6,080	5,830
Total interest expense	31,900	22,730	20,448
Net interest income	149,545	135,248	128,835
Provision for loan losses	5,521	4,275	8,231
Net interest income after provision for loan losses	144,024	130,973	120,604
Noninterest income:
Service charges on deposit accounts	6,427	6,019	5,941
Other fees and charges	9,522	8,402	7,664
Mortgage banking activities	103,077	98,797	101,577
Indirect lending activities	5,227	12,533	14,900
SBA lending activities	6,728	4,540	5,659
Bank owned life insurance	4,178	1,670	2,374
Securities gains	—	—	578
Trust and wealth management fees	2,283	1,288	628
Other	1,409	1,703	2,004
Total noninterest income	138,851	134,952	141,325
Noninterest expense:
Salaries and employee benefits	113,522	103,366	96,684
Commissions	36,129	34,573	33,907
Occupancy	18,810	18,164	17,890
Professional and other services	17,570	18,343	15,224
Other	39,261	36,424	37,315
Total noninterest expense	225,292	210,870	201,020
Income before income tax expense	57,583	55,055	60,909
Income tax expense	13,760	15,259	22,143
Net income	$43,823	$39,796	$38,766

Earnings per common share:
Basic	$1.61	$1.50	$1.52
Diluted	$1.61	$1.49	$1.50

Net income	$43,823	$39,796	$38,766
Other comprehensive income (loss), net of tax:
Change in net unrealized gains/(losses) on available-for-sale securities, net of tax benefit of $174, ($189), and ($303)	522	(309)	(494)
Adjustment for net (gains)/losses included in net income, net of tax (expense)/benefit of $0, $0, and ($220)	—	—	(358)
Total other comprehensive income (loss), net of tax	522	(309)	(852)
Comprehensive income	$44,345	$39,487	$37,914
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY

	Common Stock		Accumulated Other Comprehensive Income (Loss) Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount
Balance at December 31, 2015	23,141	$169,848	$1,544	$130,067	$301,459
Net income				38,766	38,766
Other comprehensive loss, net of tax			(852)		(852)
Comprehensive income					37,914
Common stock issued for AEB acquisition	1,470	22,727	—	—	22,727
Common stock issued under various employee plans, net	707	10,049	—	—	10,049
Stock issuance pursuant to exercise of Warrant	1,000	2,685	—	—	2,685
Cash dividends paid	—	—	—	(12,187)	(12,187)
Balance at December 31, 2016	26,318	$205,309	$692	$156,646	$362,647
Net income				39,796	39,796
Other comprehensive loss, net of tax			(309)		(309)
Comprehensive income					39,487
Common stock issued under various employee plans, net	701	12,246	—	—	12,246
Cash dividends paid	—	—	—	(12,748)	(12,748)
Balance at December 31, 2017	27,019	$217,555	$383	$183,694	$401,632
Net income				43,823	43,823
Adoption of ASU 2018-02			80	(80)	—
Other comprehensive income, net of tax			522		522
Comprehensive income					44,345
Common stock issued under various employee plans, net	261	13,286	—	—	13,286
Cash dividends paid	—	—	—	(13,022)	(13,022)
Balance at December 31, 2018	27,280	$230,841	$985	$214,415	$446,241
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from operating activities:
Net income	$43,823	$39,796	$38,766
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	5,521	4,275	8,231
Depreciation and amortization of premises and equipment	4,405	4,412	4,952
Amortization of FDIC indemnification asset, net	4	1,159	1,321
Accretion of purchase discounts or premiums, net	(1,959)	(2,814)	(676)
Other amortization	739	1,321	1,411
Impairment of other real estate	524	1,058	1,090
Amortization and impairment of servicing rights, net	13,782	19,806	19,527
Share-based compensation expense	8,111	4,624	3,544
Postretirement benefits, net	2,472	2,018	15
Net loss on investment securities called or sold	—	—	(578)
Gains on loan sales, including origination of servicing rights	(79,615)	(86,941)	(97,525)
Net gain on sales of other real estate	(24)	(659)	(859)
Net income on bank owned life insurance	(4,189)	(1,732)	(1,853)
Net change in deferred income tax, net of acquisitions	3,592	2,233	8,010
Net change in fair value of loans held-for-sale	2,053	(1,426)	86
Originations of loans held-for-sale	(2,830,679)	(2,960,006)	(3,455,029)
Proceeds from sales of loans held-for-sale	2,996,785	3,122,820	3,452,655
Net payments (paid to) received from FDIC under loss-share agreements	(888)	487	(92)
(Decrease) increase in other assets, net of acquisitions	(1,129)	4,611	(1,969)
Increase (decrease) in other liabilities, net of acquisitions	3,104	159	(10,535)
Net cash provided by (used in) operating activities	166,432	155,201	(29,508)

Cash flows from investing activities:
Purchases of investment securities available-for-sale	(150,941)	—	(12,391)
Maturities, calls and repayment of investment securities available-for-sale	19,511	22,536	41,668
Purchases of investment securities held-to-maturity	—	(7,000)	(3,929)
Maturities, calls and repayment of investment securities held-to-maturity	1,472	1,798	1,661
Purchases of FHLB stock	(17,383)	(11,993)	(14,008)
Redemption of FHLB stock	17,212	15,937	11,050
Net increase in loans, net of loans acquired	(113,934)	(282,213)	(270,119)
Proceeds from the sale of mortgage servicing rights	12,186	—	—
Proceeds from bank owned life insurance	4,562	—	847
Purchase of bank owned life insurance	—	—	(2,500)
Proceeds from sales of other real estate	804	8,921	11,561
Purchases of premises and equipment, net of acquisitions	(9,641)	(5,305)	(6,529)
Cash received in excess of cash paid for acquisitions	—	—	37,609
Net cash used in investing activities	(236,152)	(257,319)	(205,080)

	FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
	CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
	Years Ended December 31,
(in thousands)	2018	2017	2016
Cash flows from financing activities:
Net increase in noninterest-bearing deposits, net of acquisitions	88,936	160,698	113,756
Net increase in interest-bearing deposits, net of acquisitions	25,442	75,908	153,644
Net (decrease) increase in other short-term borrowings	(10,820)	7,229	(26,379)
Proceeds from FHLB advances	2,895,000	475,000	1,325,000
Repayments of FHLB advances	(2,895,000)	(575,000)	(1,265,000)
Repurchase of common stock	(4,469)	(1,673)	(821)
Proceeds from the issuance of common stock, net	9,644	9,295	10,153
Cash dividends paid on common stock	(13,022)	(12,748)	(12,187)
Net cash provided by financing activities	95,711	138,709	298,166
Net increase in cash and cash equivalents	25,991	36,591	63,578
Cash and cash equivalents, beginning of year	186,302	149,711	86,133
Cash and cash equivalents, end of year	$212,293	$186,302	$149,711

	Years Ended December 31,
(in thousands)	2018	2017	2016
Supplemental cash flow information and non-cash disclosures:
Cash paid during the year for:
Interest on deposits and borrowings	$31,379	$22,335	$20,031
Income taxes	9,681	10,888	17,895
Acquisitions:
Assets acquired	—	—	167,366
Liabilities assumed	—	—	186,030
Common stock issued	—	—	22,727
Transfers from loans held-for-sale to loans held for investment	5,032	5,905	4,573
Transfers of loans to other real estate	1,973	2,127	7,120
See accompanying notes to consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2018
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
The Bank provides a full range of financial products and services for retail customers and small to medium-sized businesses, primarily spanning the metropolitan Atlanta and Jacksonville, Orlando, Tallahassee and Sarasota-Bradenton, Florida market and online at www.LionBank.com. We also conduct indirect automobile lending in Georgia and Florida and residential mortgage lending activities in the South and parts of the Midwest, while Small Business Administration ("SBA") loans are originated nationwide. The Bank attracts deposits from individuals and businesses and uses these deposits and borrowed funds to originate commercial, residential mortgage, construction and installment loans, of which a portion are sold with servicing retained by the Bank. The Bank also offers Wealth Management services to individuals; as well as cash management services, remote deposit services and international trade services for businesses. Through its marketing partners, the Bank offers merchant services for businesses and credit cards for both individuals and businesses.
The Company principally operates in one business segment, which is community banking.
Proposed Merger with Ameris Bancorp
On December 17, 2018, Fidelity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ameris Bancorp ("Ameris"). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, FSC will merge with and into Ameris (the “Merger”), in an all-stock transaction, with Ameris surviving the Merger. Immediately following the Merger, the Bank will merge (the “Bank Merger”) with and into Ameris’s wholly owned bank subsidiary, Ameris Bank. Ameris Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the board of directors of each of Fidelity and Ameris. The transaction is expected to close in the second quarter 2019. The closing of the transactions contemplated by the Merger Agreement is subject to the approval of FSC's shareholders, regulators, and certain other customary closing conditions.
Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Fidelity’s shareholders will have the right to receive 0.80 shares (the “Exchange Ratio”) of common stock, par value $1.00 per share, of Ameris for each share of common stock, no par value per share, of Fidelity that they hold, together with cash in lieu of fractional shares.
The Merger Agreement provides certain termination rights for both Fidelity and Ameris and further provides that a termination fee of $29.0 million will be payable by Fidelity upon termination of the Merger Agreement under certain circumstances.
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
The Company also has three unconsolidated subsidiaries, as of December 31, 2018, that were established prior to 2018 for the purpose of issuing trust preferred securities. The equity investments are reported as other assets and dividends are included as other noninterest income. The obligations are reported as subordinated debt, with related interest expense reported as interest on subordinated debt.
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
The determination of the appropriateness of the allowance for loan losses is based on estimates that are susceptible to significant changes in the economic environment and market conditions. In connection with the determination of the valuation of capitalized servicing rights and loans held-for-sale; estimated losses on real estate or other assets acquired in connection with foreclosure; and fair value acquisition accounting, management obtains independent valuations. In evaluating the Company’s deferred tax position, management considers the level of future revenues and its capacity to fully utilize the current levels of deferred tax assets.
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
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2018, or 2017.
Allowance for Loan Losses
The allowance for loan losses (“ALL”) is a valuation allowance for probable incurred credit losses. The ALL is maintained at a level which, in management’s opinion, is appropriate to absorb credit losses inherent in the loan portfolio as of the balance sheet date.
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
On June 27, 2018, the Bank entered into an agreement with the FDIC to terminate the loss share agreements entered into with the FDIC in 2011 and 2012. Fidelity made a cash payment of approximately $632,000 to the FDIC as consideration for the early termination of the agreements. As a result, at December 31, 2018 there were no loans covered by Loss Share Agreements.
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
Tax Cuts and Jobs Act
Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017 and reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for provisions of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period were to be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the provisions of the Tax Act, the Company completed the remeasurement of its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the fourth quarter of 2017. No further material adjustments have been recorded related to the remeasurement of the Company's net deferred tax liability balance as a result of the Tax Act. During 2018, the Company completed its accounting under SAB 118.
Deposits
Deposits from related parties held by the Company through the Bank amounted to $100.4 million, and $61.8 million at December 31, 2018, and 2017, respectively.
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
Revenue Recognition
In the ordinary course of business, the Company recognizes revenue as services are rendered, or as the transactions occur, and as the collectability is reasonably assured. For the Company's revenue recognition accounting policies, see Note 21. Revenue Recognition.
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
In February 2018, the FASB issued ASU No. 2018-02, “Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” ("ASU 2018-02"), that allows a reclassification from accumulated other comprehensive income to retained earnings for stranded tax effects resulting from the Tax Cuts and Jobs Act that passed U.S. Congress in December 2017. The Company elected to early adopt this guidance effective January 1, 2018. The adoption of ASU 2018-02 resulted in a reclassification of stranded tax effects of $80,000 from accumulated other comprehensive income (loss) to retained earnings.
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
In December 2016, the FASB issued ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606: Revenue from Contracts with Customers.” ASU 2016-20 updates the new revenue standard by clarifying issues that had arisen from ASU No. 2014-09 but does not change the core principle of the new standard. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date” which deferred the effective date of ASU No. 2014-09, “Revenue from Contracts with Customers,” (“ASU 2014-09”) by one year to annual reporting periods beginning after December 15, 2017, and interim reporting periods therein. The FASB had previously issued ASU 2014-09 in May 2014. The

Company adopted the guidance on January 1, 2018 utilizing the modified retrospective approach. The Company did not record a cumulative effect adjustment to opening retained earnings as the adoption of ASU 2014-09 did not have a significant impact on the Company's Consolidated Financial Statements. The Company also completed its evaluation of the expanded disclosure requirements for disaggregation of revenue and other information regarding material contracts and began presenting the required disclosures in its Consolidated Financial Statements for the quarter ended March 31, 2018. See Note 21. Revenue Recognition for more information.
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
In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” as part of its simplification initiative. This ASU affected all entities that issue share-based payment awards to their employees. Effective January 1, 2016, the Company elected early adoption of ASU 2016-09. As a result of adoption, the Company recognized a $556,000 tax benefit during the year ended December 31, 2016. As part of this adoption, the Company did not adjust prior periods. The Company has elected to record compensation cost based on the number of actual forfeited awards. The adoption of this guidance did not have a significant impact on our Consolidated Financial Statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall: Recognition and Measurement of Financial Assets and Financial Liabilities” (“ASU 2016-01”). The Company adopted this ASU effective January 1, 2018. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) that is intended to improve and simplify rules relevant to hedge accounting. This ASU refines and expands hedge accounting for both financial (e.g., interest rate) and commodity risks. ASU 2017-12 is intended to improve transparency and accounting through a focus on: (1) measurement and hedging strategies; (2) presentation and disclosure; and (3) easing the administrative burden that hedge accounting can create for an entity. Entities will (a) measure the hedged item in a partial-term fair value hedge of interest rate risk by assuming the hedged item has a term that reflects only the designated cash flows being hedged; (b) consider only how changes in the benchmark interest rate affect a decision to settle a pre-payable instrument before its scheduled maturity when calculating the fair value of the hedged item; and (c) measure the fair value of the hedged item using the benchmark rate component of the contracted coupon cash flows determined at inception. The amendments in this ASU are effective on January 1, 2019 for public business entities. The adoption of this ASU did not have a significant impact on the Company’s Consolidated Financial Statements based on its current hedging strategies.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases". Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, which is the present value of a lessee’s obligation to make lease payments, and 2) a right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term. All entities will classify leases to determine how to recognize lease-related revenue and expense. Quantitative and qualitative disclosures will be required by lessees and lessors to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The intention is to require enough information to supplement the amounts recorded in the financial statements so that users can understand more about the nature of an entity’s leasing activities. In transition, lessees are required to recognize and measure leases at the beginning of the earliest period presented in the financial statements using a modified retrospective approach. In July 2018, the FASB issued ASU No. 2018-11, “Leases - Targeted Improvements” to provide entities with relief from the costs of implementing certain aspects of the new leasing standard, ASU No. 2016-02. Specifically, under the amendments in ASU 2018-11: (1) entities may elect not to recast the comparative periods presented when transitioning to the new lease standard, and (2) lessors may elect not to separate lease and non-lease components when certain conditions are met. The amendments have the same effective date as ASU 2016-02 (January 1, 2019 for the Company). The Company elected both transition options. As the Company elected the transition option provided in ASU No. 2018-11, the modified retrospective approach was applied on January 1, 2019 (as opposed to January 1, 2017). The Company elected certain relief options offered in ASU 2016-02 including the package of practical expedients, including the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). The Company has several lease agreements, such as branches and mortgage offices, which are currently considered operating leases, and therefore, not recognized on the Company’s consolidated statements of condition. The new guidance will require these lease agreements to be recognized on the consolidated statements of condition as a right-of-use asset and a corresponding lease liability. Therefore, the Company’s evaluation indicates the provisions of ASU No. 2016-02 will impact the Company’s consolidated statements of condition, along with the Company’s regulatory capital ratios. The new guidance did not have a material impact on the Company’s consolidated statements of income. The Company has implemented a new software supported by a third-party vendor to help automate the calculation of the right of use asset and the corresponding lease liability. In January 2019, the Company recorded a right-of-use asset and related lease liabilities of approximately $17 million and $19 million, respectively, as a result of the new lease standard.
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
The acquisition of American Enterprise Bankshares, Inc., (“AEB”), in March 2016 resulted in the recording of $5.2 million in goodwill. For the annual goodwill impairment evaluation, management bypassed the qualitative assessment for each respective reporting unit and performed Step 1 of the goodwill impairment test. Step 1 of the goodwill impairment test requires the Company to compare the fair value of its reporting unit with its carrying amount, including goodwill. Accordingly, the Company determined the fair value of its reporting unit and compared the fair value to the reporting unit’s carrying amount. The Company determined that its reporting unit’s fair value exceeded its carrying amount; therefore, the Company concluded its goodwill was not impaired.
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
FDIC Indemnification Asset
Certain loans and other real estate acquired in the past FDIC-assisted acquisitions of Decatur First Bank and Security Exchange Bank were covered by Loss Share Agreements between the Bank and the FDIC which affords the Bank significant protection against future losses. Under the Loss Share Agreements, the FDIC has agreed to reimburse the Bank for 80% of all losses incurred in connection with those covered assets for a period of five years for non-single family loans and other real estate and 80% of all losses incurred in connection with covered single family loans for a period of 10 years.
Effective December 31, 2017, the Decatur First Bank non-single family Loss Share Agreement between the Bank and the FDIC expired and losses on non-single family loans and other real estate assets covered under this agreement are no longer eligible to be claimed after filing the fourth quarter of 2016 loss share certificate with the FDIC. Claims for losses on covered Decatur First Bank single family loans continued to be eligible for reimbursement under the single family Loss Share Agreement between the Bank and the FDIC until 2021; provided, however, that the Bank and the FDIC terminated this agreement in June 2018, as discussed above.
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

On June 27, 2018, the Bank entered into an agreement with the FDIC to terminate the loss share agreements entered into with the FDIC. Fidelity made a payment of approximately $632,000, which had been accrued for as of December 31, 2017, to the FDIC as consideration for the early termination of the agreements. As a result, as of December 31, 2018, there were no loans covered by Loss Share Agreements.
A summary of activity for the FDIC indemnification asset, included in other assets in the accompanying Consolidated Balance Sheets, follows:

	For the Year Ended
(in thousands)	December 31, 2018	December 31, 2017
Beginning balance	$4	$1,555
Amortization, net	(4)	(1,280)
Accretion income	—	121
Additional estimated covered losses	—	94
Claim payments received from the FDIC	—	(486)
Ending balance	$—	$4
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
Beginning January 1, 2016, minimum capital ratios are subject to a capital conservation buffer. In order to avoid limitations on distributions, including dividend payments, and certain discretionary bonus payments to executive officers, the Bank must hold a capital conservation buffer above its minimum risk-based capital requirements. This capital conservation buffer is calculated as the lowest of the differences between the actual CET1 ratio, Tier 1 Risk-Based Capital Ratio, and Total Risk-Based Capital Ratio and the corresponding minimum ratios. At December 31, 2016, the required minimum capital conservation buffer was 0.625% and will increase in subsequent years by 0.625% until it is fully phased in on January 1, 2019 at 2.50%. At December 31, 2018, the capital conservation buffers of FSC and the Bank were 5.04% and 5.22%, respectively.

The following tables set forth the capital requirements for the Bank under FDIC regulations and the Bank’s capital ratios at December 31, 2018, and 2017:

Fidelity Bank	December 31, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$396,577	9.72%	$355,580	8.78%
Minimum	183,600	4.50%	182,245	4.50%
Tier 1 Capital:
Actual	$412,577	10.11%	$371,407	9.17%
Minimum	244,853	6.00%	243,014	6.00%
Total Risk-Based Capital:
Actual	$529,784	12.98%	$487,149	12.03%
Minimum	326,523	8.00%	323,956	8.00%
Tier 1 Capital Leverage Ratio:
Actual		8.72%		8.34%
Minimum		4.00%		4.00%
The Company is not subject to the provisions of prompt corrective action. The FRB, as the primary regulator of FSC, has established minimum capital requirements as a function of its oversight of bank holding companies.
The following tables depict FSC’s capital ratios at December 31, 2018, and 2017, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	December 31, 2018		December 31, 2017
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$388,975	9.54%	$349,133	8.86%
Minimum	183,479	4.50%	177,225	4.50%
Tier 1 Capital:
Actual	$433,975	10.64%	$393,818	10.00%
Minimum	244,723	6.00%	236,291	6.00%
Total Risk-Based Capital:
Actual	$539,789	13.24%	$498,166	12.65%
Minimum	326,156	8.00%	315,071	8.00%
Tier 1 Capital Leverage Ratio:
Actual		9.18%		8.85%
Minimum		4.00%		4.00%
Generally, dividends that may be paid by the Bank to FSC are subject to certain regulatory limitations. In particular, under Georgia banking law applicable to Georgia state chartered commercial banks such as the Bank, the approval of the GDBF will be required if the total of all dividends declared in any calendar year by the Bank exceeds 50% of the Bank’s net profits for the prior year or if certain other provisions relating to classified assets and capital adequacy are not met. FSC invested no capital in the Bank during 2018 or 2017 in the form of capital infusions. In 2018, the Bank paid dividends of $9.3 million to FSC and no dividends were paid by LionMark to FSC. In 2017, the Bank and LionMark paid dividends of $9.0 million and $1.5 million, respectively, to FSC.
Also, under current Federal regulations, the Bank is limited in the amount it may loan to its non-bank affiliates, including FSC. As of December 31, 2018, and 2017, there were no loans outstanding from the Bank to FSC.
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
The following table summarizes the amortized cost and fair value of investment securities and the related gross unrealized gains and losses at December 31, 2018, and 2017:

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,145	$53	$(240)	$21,958
Municipal securities	9,824	278	(39)	10,063
SBA pool securities	11,036	—	(298)	10,738
Residential mortgage-backed securities	185,464	2,270	(256)	187,478
Commercial mortgage-backed securities	21,929	—	(564)	21,365
Total available-for-sale	$250,398	$2,601	$(1,397)	$251,602

Investment securities held-to-maturity:
Municipal securities	$8,504	$8	$(486)	$8,026
Residential mortgage-backed securities	7,719	48	(286)	7,481
Commercial mortgage-backed securities	3,903	—	—	3,903
Total held-to-maturity	$20,126	$56	$(772)	$19,410

	December 31, 2017
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,182	$141	$(98)	$22,225
Municipal securities	9,318	340	(23)	9,635
SBA pool securities	13,031	6	(127)	12,910
Residential mortgage-backed securities	50,251	803	(76)	50,978
Commercial mortgage-backed securities	24,721	6	(354)	24,373
Total available-for-sale	$119,503	$1,296	$(678)	$120,121

Investment securities held-to-maturity:
Municipal securities	$8,588	$53	$—	$8,641
Residential mortgage-backed securities	9,100	99	(156)	9,043
Commercial mortgage-backed securities	4,001	—	—	4,001
Total held-to-maturity	$21,689	$152	$(156)	$21,685
The Company held 32 and 19 investment securities available-for-sale that were in an unrealized loss position at December 31, 2018 and 2017, respectively. There were seven and six investment securities held-to-maturity that were in an unrealized loss position at December 31, 2018, and 2017, respectively.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time that individual securities have been in a continuous unrealized loss position.

	December 31, 2018
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$4,978	$(24)	$14,841	$(216)
Municipal securities	532	(5)	1,021	(34)
SBA pool securities	—	—	10,738	(298)
Residential mortgage-backed securities	32,556	(101)	8,228	(155)
Commercial mortgage-backed securities	—	—	21,365	(564)
Total available-for-sale	$38,066	$(130)	$56,193	$(1,267)

Investment securities held-to-maturity:
Municipal securities	$6,431	$(486)	$—	$—
Residential mortgage-backed securities	—	—	6,492	(286)
Total held-to-maturity	$6,431	$(486)	$6,492	$(286)

	December 31, 2017
	Less than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$14,974	$(98)	$—	$—
Municipal securities	—	—	1,050	(23)
SBA pool securities	3,285	(42)	4,979	(85)
Residential mortgage-backed securities	1,835	(8)	5,383	(68)
Commercial mortgage-backed securities	10,051	(89)	12,360	(265)
Total available-for-sale	$30,145	$(237)	$23,772	$(441)

Investment securities held-to-maturity:
Residential mortgage-backed securities	$—	$—	$7,652	$(156)
Total held-to-maturity	$—	$—	$7,652	$(156)
At December 31, 2018, and 2017, the unrealized losses on investment securities related to market interest rate fluctuations since purchase and not credit losses. Management does not have the intent to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity. Accordingly, as of December 31, 2018, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary. Therefore, no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income.

The amortized cost and fair value of investment securities at December 31, 2018 and 2017 are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and are calculated based on estimated average remaining life:

	December 31, 2018		December 31, 2017
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,142	$20,919	$21,179	$21,160
Due after five years through ten years	1,003	1,039	1,003	1,065
Municipal securities
Due after one year through five years	1,055	1,021	1,503	1,488
Due after five years through ten years	2,435	2,539	2,753	2,877
Due after ten years	6,334	6,503	5,062	5,270
SBA pool securities
Due after five years through ten years	6,730	6,569	7,967	7,931
Due after ten years	4,306	4,169	5,064	4,979
Residential mortgage-backed securities	185,464	187,478	50,251	50,978
Commercial mortgage-backed securities	21,929	21,365	24,721	24,373
Total available-for-sale	$250,398	$251,602	$119,503	$120,121

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,595	$1,588	$1,641
Due after ten years	6,916	6,431	7,000	7,000
Residential mortgage-backed securities	7,719	7,481	9,100	9,043
Commercial mortgage-backed securities	3,903	3,903	4,001	4,001
Total held-to-maturity	$20,126	$19,410	$21,689	$21,685
For the investment securities available-for-sale called or sold during 2018 and 2017, there were no gross gains or losses. For the investment securities available-for-sale called or sold during 2016, gross gains totaled $578,000 and no gross losses.
There were no sales of, nor transfers from, investment securities held-to-maturity during 2018 or 2017. There were no transfers from investment securities available-for-sale to investment securities held-to-maturity in 2018 or 2017.
The following table summarizes the fair value of investment securities that were pledged as collateral at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Public deposits	$121,790	$60,415
Securities sold under repurchase agreements	20,600	19,485
Total pledged securities	$142,390	$79,900
5. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA and indirect automobile loans held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Residential mortgage loans at fair value	$225,342	$269,140
SBA	13,960	13,615
Indirect automobile	—	75,000
Total loans held-for-sale	$239,302	$357,755
During 2018 and 2017, the Company transferred $5.0 million and $5.9 million, respectively, to the held for investment residential mortgage portfolio.

The Company had residential mortgage loans held-for-sale with unpaid principal balances of $160.1 million and $154.2 million pledged to the FHLB at December 31, 2018 and 2017, respectively.
6. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $29.7 million, and $35.9 million, at December 31, 2018, and 2017, respectively. Acquired loans represent previously acquired loans, which includes $2.3 million loans covered under Loss Share Agreements with the FDIC at December 31, 2017. No loans were covered under loss share agreements at December 31, 2018. Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	December 31, 2018
	Loans		Total
(in thousands)	Legacy	Acquired
Commercial	$799,057	$105,103	$904,160
SBA	150,519	6,093	156,612
Total commercial loans	949,576	111,196	1,060,772

Construction	277,573	1,836	279,409

Indirect automobile	1,569,274	—	1,569,274
Installment loans and personal lines of credit	27,289	881	28,170
Total consumer loans	1,596,563	881	1,597,444
Residential mortgage	577,471	16,624	594,095
Home equity lines of credit	143,097	10,661	153,758
Total mortgage loans	720,568	27,285	747,853
Total loans	$3,544,280	$141,198	$3,685,478

	December 31, 2017
	Loans		Total
(in thousands)	Legacy	Acquired
Commercial	$675,544	$135,655	$811,199
SBA	133,186	8,022	141,208
Total commercial loans	808,730	143,677	952,407

Construction	243,112	5,205	248,317

Indirect automobile	1,716,156	—	1,716,156
Installment loans and personal lines of credit	24,158	1,837	25,995
Total consumer loans	1,740,314	1,837	1,742,151
Residential mortgage	461,194	28,527	489,721
Home equity lines of credit	131,049	17,321	148,370
Total mortgage loans	592,243	45,848	638,091
Total loans	$3,384,399	$196,567	$3,580,966
Related-Party Loans
The Company conducts transactions with its directors and executive officers, including companies in which such officers or directors have beneficial interests. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at December 31, 2018 or 2017.
The following table is a summary of activity with respect to related-party loans during 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Balance at January 1,	$3,423	$3,518
Additions	24,890	102
Repayments	(184)	(197)
Balance at December 31,	$28,129	$3,423

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
Loans in nonaccrual status are presented by class of loans in the following table. Delinquent residential mortgage loans repurchased under the GNMA optional repurchase program are included in nonaccrual loans although the Company’s loss exposure on these loans is mitigated by the government guarantee in whole or in part. Purchased credit impaired (“PCI”) loans are considered to be performing due to the application of the accretion method and are excluded from the table below:

	December 31,
(in thousands)	2018	2017
Commercial	$12,001	$11,314
SBA	5,076	2,503
Total commercial loans	17,077	13,817

Construction	242	4,520

Indirect automobile	1,320	1,912
Installment loans and personal lines of credit	261	440
Total consumer loans	1,581	2,352
Residential mortgage	33,518	23,169
Home equity lines of credit	2,328	3,154
Total mortgage loans	35,846	26,323
Total nonaccrual loans	$54,746	$47,012
If such nonaccrual loans had been on a full accrual basis, interest income that would have been recorded on these loans was approximately $1.9 million, $2.2 million, and $1.6 million, in 2018, 2017, and 2016, respectively. Residential mortgage loans on nonaccrual status include $29.1 million and $19.5 million in repurchased GNMA government-guaranteed loans at December 31, 2018 and 2017, respectively.
There were $6.7 million and $6.3 million in loans greater than 90 days delinquent and still accruing at December 31, 2018 and December 31, 2017, respectively, primarily consisting of nonaccrual loans in accruing PCI pools.
Accruing loans delinquent 30-89 days, 90 days or more (including PCI loans), and troubled debt restructured loans (“TDRs”) accruing interest, presented by class of loans at December 31, 2018 and 2017, were as follows:

	December 31, 2018			December 31, 2017
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,788	$6,022	$8,005	$3,821	$5,722	$8,468
SBA	4,335	—	1,408	5,560	70	3,800
Construction	2,595	44	—	—	102	—
Indirect automobile	3,197	4	2,585	3,971	87	1,960
Installment loans and personal lines of credit	4	—	27	449	—	33
Residential mortgage	12,611	663	3,803	7,447	268	495
Home equity lines of credit	208	13	400	831	64	51
Total	$24,738	$6,746	$16,228	$22,079	$6,313	$14,807

TDR Loans
The following table presents TDRs that occurred during 2018 and 2017, along with the type of modification. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.

	Year Ended December 31, 2018		Year Ended December 31, 2017
(in thousands)	Interest Rate	Term	Interest Rate	Term
Commercial	$188	$2,103	$2,753	$4,355
Indirect automobile	—	1,397	—	—
Installment loans and personal lines of credit	—	3,143	—	33
Residential mortgage	2,211	5,780	1,528	784
Home equity lines of credit	—	302	—	—
Total	$2,399	$12,725	$4,281	$5,172
During the year ended December 31, 2018, the amount of loans which were restructured in the previous twelve months and subsequently re-defaulted during 2018 was $7.5 million, consisting of commercial, installment, mortgage loans and home equity lines of credit. During the year ended December 31, 2017, $2.9 million in loans were restructured in the previous twelve months and subsequently re-defaulted during 2017, which were commercial, indirect automobile, installment and mortgage loans. The Company defines subsequently redefaulted as a payment default (i.e., 30 days contractually due) within 12 months of the restructuring date.
The Company had TDRs with a balance of $24.6 million and $20.7 million at December 31, 2018 and 2017, respectively. Net charge-offs for TDR loans at December 31, 2018 and 2017 were insignificant. Net charge-offs/recoveries on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company is not committed to lend additional amounts as of December 31, 2018, and did not commit to lend additional amounts in 2018, or 2017, to customers with outstanding loans classified as TDRs.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at December 31, 2018 and 2017:

	December 31,
(in thousands)	2018	2017
Commercial real estate	$294,275	$242,695
Home equity lines of credit	104,556	94,526
Residential mortgage	407,713	351,591
Total	$806,544	$688,812
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million at December 31, 2018 and 2017, were pledged to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential Discount Window borrowings under a blanket lien arrangement.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment, and related allowance for impaired legacy loans and acquired non PCI loans at December 31, 2018 and 2017. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold.

	December 31, 2018			December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$15,460	$14,557	$1,371	$11,877	$11,824	$839
SBA	2,338	1,886	127	6,634	5,664	294
Installment loans and personal lines of credit	1,626	310	93	343	290	219
Residential mortgage	4,368	4,357	472	4,838	4,799	616
Home equity lines of credit	659	558	202	831	745	633
Loans	$24,451	$21,668	$2,265	$24,523	$23,322	$2,601

	December 31, 2018		December 31, 2017
(in thousands)	Unpaid Principal Balance	Recorded Investment (1)	Unpaid Principal Balance	Recorded Investment (1)
Impaired Loans with No Allowance
Commercial	$8,280	$7,223	$14,839	$12,509
SBA	7,039	4,972	1,815	1,133
Construction	965	242	5,995	4,520
Installment loans and personal lines of credit	—	—	1,445	163
Residential mortgage	34,507	33,564	21,955	21,398
Home equity lines of credit	1,975	1,797	2,452	2,318
Loans	$52,766	$47,798	$48,501	$42,041
(1) The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $29.1 million and $19.5 million in government-guaranteed residential mortgage loans at December 31, 2018 and 2017, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance. The Company's loss exposure on the repurchased government-guaranteed loans is mitigated by the government guarantee in whole or in part.
The average recorded investment in impaired loans and interest income recognized for 2018, 2017, and 2016, by class, are summarized in the table below. Impaired loans include legacy impaired loans, which include all TDRs, and all other nonaccrual loans.

	For the Year Ended
	December 31, 2018		December 31, 2017		December 31, 2016
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$23,171	$458	$23,098	$658	$16,915	$819
SBA	7,488	313	7,770	221	11,574	407
Construction	1,632	9	5,500	184	5,709	290
Indirect automobile	3,220	318	2,616	264	2,117	234
Installment loans and personal lines of credit	425	190	473	194	422	120
Residential mortgage	35,317	1,107	18,657	548	7,970	174
Home equity lines of credit	3,124	47	2,549	104	1,204	117
Total	$74,377	$2,442	$60,663	$2,173	$45,911	$2,161
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 762 at December 31, 2018 and 762 at December 31, 2017.
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

•	Loss – Loss assets are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class, and risk rating category, as of December 31, 2018 and 2017:

(in thousands)	December 31, 2018
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment loans and personal lines of credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$859,770	$144,977	$256,813	$—	$27,759	$556,622	$150,338	$1,996,279
Special Mention	14,410	4,674	22,306	—	69	512	800	42,771
Substandard	29,980	6,961	290	5,632	342	36,961	2,620	82,786
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	904,160	156,612	279,409	5,632	28,170	594,095	153,758	2,121,836
Ungraded Performing	—	—	—	1,563,642	—	—	—	1,563,642
Total	$904,160	$156,612	$279,409	$1,569,274	$28,170	$594,095	$153,758	$3,685,478

(in thousands)	December 31, 2017
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment loans and personal lines of credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$758,271	$129,629	$235,987	$—	$25,229	$461,650	$145,082	$1,755,848
Special Mention	21,264	6,847	7,699	—	231	—	—	36,041
Substandard	31,664	4,732	4,631	4,972	535	28,071	3,288	77,893
Doubtful	—	—	—	—	—	—	—	—
Loss	—	—	—	—	—	—	—	—
	811,199	141,208	248,317	4,972	25,995	489,721	148,370	1,869,782
Ungraded Performing	—	—	—	1,711,184	—	—	—	1,711,184
Total	$811,199	$141,208	$248,317	$1,716,156	$25,995	$489,721	$148,370	$3,580,966
Acquired Loans
The carrying amount and outstanding balance at December 31, 2018 of the PCI loans from acquisitions prior to 2018 was $21.5 million and $27.5 million, respectively. The carrying amount and outstanding balance of the PCI loans from acquisitions prior to 2017 was $26.6 million and $35.3 million, respectively, at December 31, 2017.
Changes in accretable yield, or income expected to be collected on PCI loans at December 31, 2018 and 2017, were as follows:

	December 31,
(in thousands)	2018	2017
Beginning balance	$3,005	$4,403
Accretion of income	(1,724)	(2,950)
Other activity, net (1)	1,385	1,552
Ending balance	$2,666	$3,005
(1) Includes changes in cash flows expected to be collected due to changes in timing of liquidation events, prepayment assumptions, etc.

7. Allowance for Loan Losses
A summary of changes in the ALL by loan portfolio type is as follows:

	For the Year Ended December 31, 2018
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772
Charge-offs	(772)	(306)	(38)	(5,461)	(628)	—	(7,205)
Recoveries	565	52	754	1,560	132	—	3,063
Net (charge-offs) / recoveries	(207)	(254)	716	(3,901)	(496)	—	(4,142)
Provision for loan losses	2,250	552	(263)	2,253	1,605	(876)	5,521
Ending balance	$9,889	$2,266	$2,849	$9,110	$7,037	$—	$31,151

	For the Year Ended December 31, 2017
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
Charge-offs	(2,824)	(221)	(13)	(5,978)	(43)	—	(9,079)
Recoveries	2,587	61	911	1,242	99	—	4,900
Net (charge-offs) / recoveries	(237)	(160)	898	(4,736)	56	—	(4,179)
Decrease in FDIC indemnification asset	(155)	—	—	—	—	—	(155)
Provision for loan losses (1)	(1,093)	150	(678)	5,682	117	97	4,275
Ending balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

	For the Year Ended December 31, 2016
(in thousands)	Commercial Loans
	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$8,582	$2,433	$1,711	$8,668	$4,294	$776	$26,464
Charge-offs	(2,349)	(387)	—	(5,233)	(1,047)	—	(9,016)
Recoveries	923	82	2,157	1,486	201	—	4,849
Net (charge-offs) / recoveries	(1,426)	(305)	2,157	(3,747)	(846)	—	(4,167)
Increase (decrease) in FDIC indemnification asset	331	—	(1,145)	93	24	—	(697)
Provision for loan losses (1)	1,844	(150)	(547)	4,798	2,283	3	8,231
Ending balance	$9,331	$1,978	$2,176	$9,812	$5,755	$779	$29,831
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

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	December 31, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$1,371	$127	$—	$93	$674	$—	$2,265
Collectively evaluated	8,517	2,139	2,823	9,017	6,363	—	28,859
Acquired with deteriorated credit quality	1	—	26	—	—	—	27
Total ALL	$9,889	$2,266	$2,849	$9,110	$7,037	$—	$31,151

Individually evaluated	21,780	6,858	242	310	40,276	—	69,466
Collectively evaluated	864,935	149,433	279,118	1,597,126	703,893	—	3,594,505
Acquired with deteriorated credit quality	17,445	321	49	8	3,684	—	21,507
Total loans	$904,160	$156,612	$279,409	$1,597,444	$747,853	$—	$3,685,478

	December 31, 2017
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Individually evaluated	$839	$294	$—	$219	$1,249	$—	$2,601
Collectively evaluated	6,935	1,674	2,371	10,539	4,567	876	26,962
Acquired with deteriorated credit quality	72	—	25	—	112	—	209
Total ALL	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772

Individually evaluated	$24,333	$6,797	$4,520	$453	$29,260	$—	$65,363
Collectively evaluated	766,143	133,955	243,344	1,741,635	603,895	—	3,488,972
Acquired with deteriorated credit quality	20,723	456	453	63	4,936	—	26,631
Total loans	$811,199	$141,208	$248,317	$1,742,151	$638,091	$—	$3,580,966
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. Total loans includes acquired loans of $141.2 million, and $196.6 million, at December 31, 2018, and 2017, respectively, which were recorded at fair value when acquired. The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
8. Other Real Estate and Property Acquired in the Settlement of Loans
The following table summarizes ORE and personal property acquired in the settlement of loans, the latter of which is included in other assets on the Consolidated Balance Sheets. There were no ORE amounts covered under Loss Share Agreements with the FDIC at December 31, 2018 and 2017.

	December 31,
(in thousands)	2018	2017
ORE, net	$8,290	$7,621
Personal property acquired in the settlement of loans	1,696	2,392
Total	$9,986	$10,013

The following table segregates the ORE by type:

	December 31,
(in thousands)	2018	2017
Commercial	$2,598	$1,422
Residential	400	258
Undeveloped property	5,292	5,941
Total ORE, net	$8,290	$7,621
The following table summarizes the changes in ORE for 2018, and 2017:

	For the Year Ended December 31,
(in thousands)	2018	2017
Beginning balance	$7,621	$14,814
Transfers of loans to ORE	1,973	2,127
Sales	(780)	(8,262)
Write-downs	(524)	(1,058)
Ending balance	$8,290	$7,621
The recorded investment of residential mortgage loans held for investment formally in the process of foreclosure proceedings was approximately $6.9 million, and $3.0 million, at December 31, 2018, and 2017, respectively. Of these amounts, $6.0 million and $2.1 million, respectively, are residential mortgage loans where the Company has the intent to convey the property to the respective government agency guaranteeing the loan. Upon foreclosure, a separate other receivable in the amount expected to be recovered from the guarantee will be recognized and reported as part of other assets in the accompanying Consolidated Balance Sheets.
9. Premises and Equipment
Premises and equipment are summarized as follows:

	December 31,
(in thousands)	2018	2017
Land	$32,133	$30,860
Buildings and improvements	68,108	63,983
Furniture, fixtures, and equipment	37,374	35,161
Subtotal	137,615	130,004
Less accumulated depreciation and amortization	(43,916)	(41,541)
Premises and equipment, net	$93,699	$88,463
Depreciation and amortization expense totaled $4.4 million for each of the years ended December 31, 2018, and 2017, and $5.0 million for the year 2016.
10. Deposits
The following table summarizes total deposits by category:

	December 31, 2018		December 31, 2017
($ in thousands)	Amount	% of Total	Amount	% of Total
Noninterest-bearing demand deposits	$1,214,534	30.5%	$1,125,598	29.1%
Interest-bearing deposits:
Demand	474,440	11.9	478,428	12.4
Money market and savings	1,365,276	34.3	1,339,028	34.6
Time deposits	835,285	21.0	860,613	22.3
Brokered time deposits	92,043	2.3	63,533	1.6
Total deposits	$3,981,578	100.0%	$3,867,200	100.0%
Brokered time deposits are obtained under master certificates through investment banking firms.

At December 31, 2018, the aggregate scheduled remaining maturities for all time deposits (deposits with stated maturities, consisting primarily of certificates of deposit, and IRAs including brokered time deposits) were as follows:

(in thousands)	Total Time Deposits
Scheduled remaining maturity:
2019	$704,735
2020	178,583
2021	27,599
2022	7,695
2023	8,431
Thereafter	285
Total time deposits	$927,328
Time deposits that meet or exceed the FDIC insurance limit of $250,000 were $176.7 million and $178.5 million at December 31, 2018 and 2017, respectively.
11. Borrowings
Short-term borrowings
Short-term borrowings mature either overnight or have a remaining fixed maturity not to exceed one year. The following schedule details the Company’s short-term borrowings:

	December 31,
($ in thousands)	2018	2017
Repurchase agreements at an average period-end rate of 0.26% and 0.19% for 2018 and 2017, respectively	$14,759	$25,580
FRB Discount Window with variable interest of 3.00% for 2018	1	—
FHLB Fixed Rate Credit Advances with an interest rate of 2.46% for 2018 and interest rates ranging from 1.41% to 1.42% for 2017	125,000	125,000
Total short-term borrowings	$139,760	$150,580
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
Term fixed rate advances with the FHLB are collateralized with pledged qualifying real estate loans or investment securities subject to a prepayment penalty. Term fixed rate advances outstanding at December 31, 2018, and 2017, had remaining terms less than one year.
At December 31, 2018, and 2017, the Company had a line of credit with the FHLB, set to a percentage of total assets, to borrow additionally up to approximately $590.7 million, and $490.7 million, respectively, with a maximum term up to 20 years. The available borrowing amounts are based on collateral available under a blanket lien arrangement and its holdings of FHLB stock. The Company increases or decreases its holdings of FHLB stock based on the level of FHLB borrowings. The Company had approximately $215.0 million, and $205.0 million, in unsecured federal funds lines available with various financial institutions as of December 31, 2018, and 2017, respectively.
The Company also maintains levels of free securities available for liquidity and additional pledging requirements which totaled $118.0 million, and $58.2 million, as of December 31, 2018, and 2017, respectively.
Additionally, the FRB discount window available borrowing capacity is based on its available collateral which consists of indirect automobile loans pledged under a blanket lien arrangement was $235.1 million, and $236.5 million, as of December 31, 2018, and 2017, respectively. The Company considers the availability under the FRB discount window as a source of short-term funding under unforeseen circumstances and not as a permanent borrowing source.

Additional information on the Company’s short-term borrowings is shown in the table below:

($ in thousands)	2018	2017	2016
Outstanding at December 31,	$139,760	$150,580	$243,351
Maximum month-end outstanding balance	463,810	266,439	352,603
Average daily outstanding balance	244,090	134,425	262,674
Average rate during the year	1.86%	0.69%	0.54%
Average rate at year end	2.23%	1.21%	0.58%
Subordinated debt
Subordinated debt outstanding at the periods indicated is summarized as follows:

	December 31,
($ in thousands)	2018	2017
Subordinated Debt:
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 3.10%, with a rate of 5.92% and 4.77%	$15,464	$15,464
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.89%, with a rate of 4.68% and 3.49%	10,310	10,310
Floating rate 30-year capital securities with interest adjusted and paid quarterly at three-month LIBOR plus 1.40%, with a rate of 4.19% and 2.99%	20,619	20,619
Subordinated notes at an annual fixed rate of 5.875% until May 31, 2025 with interest paid semiannually until June 1, 2025, thereafter, at a floating rate equal to three-month LIBOR plus 3.63% from June 1, 2025 to May 31, 2030, with interest paid quarterly until maturity	75,000	75,000
Principal amount of subordinated debt	121,393	121,393
Less unamortized debt issuance costs	686	806
Subordinated debt, net	$120,707	$120,587
Neither the Company nor the Bank had any advances or repayments of subordinated debt during 2018. On May 29, 2015, the Bank issued $75.0 million in aggregate principal amount of subordinated notes (the “Notes”). The Notes are due May 31, 2030 and bear a fixed rate of interest of 5.875% per year until May 31, 2025. From June 1, 2025 to the maturity date, the interest rate will be a floating rate equal to the three-month LIBOR plus 363 basis points. Interest on the Notes is payable semiannually beginning December 1, 2015 through June 1, 2025 and payable quarterly from September 1, 2025 through the maturity date. The Notes were priced at 100% of their par value. The Notes are callable by the Bank at their par value in whole or in part on June 1, 2025 or any interest payment date thereafter. The Notes contain certain restrictions on the merger or consolidation of the Company or the sale or transfer of its assets into another entity. In addition, notice shall be provided to the debt holders for certain events, including minimum leverage ratio and other regulatory events. At December 31, 2018, and 2017, the Company was in compliance with all covenants and provisions of the Notes. The Notes qualify as Tier 2 regulatory capital for the Bank and the Company.
All subordinated debt, a total of $121.4 million, matures more than five years after December 31, 2018 with no other long term debt maturing within the next five years. Subordinated debt of $75.0 million, $15.5 million, $10.3 million, and $20.6 million, will mature in 2030, 2033, 2035, and 2037, respectively.
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
There was no other indebtedness to directors, executive officers, or principal holders of equity securities in excess of 5% of shareholders' equity at December 31, 2018, or 2017, respectively.

12. Income Tax
The components of income tax expense for the years ended December 31, 2018, 2017, and 2016, were as follows:

	For the Years Ended December 31,
(in thousands)	2018	2017	2016
Current:
Federal	$9,049	$12,487	$13,493
State	794	539	640
Total current taxes	9,843	13,026	14,133
Deferred:
Federal	2,814	1,467	6,279
State	1,103	766	1,731
Total deferred taxes	3,917	2,233	8,010
Total income tax expense	$13,760	$15,259	$22,143
A reconciliation of income tax expense computed at the statutory federal income tax rate to actual income tax expense is presented in the following table for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
	2018		2017		2016
($ in thousands)	Amount	%	Amount	%	Amount	%
Taxes at statutory rate	$12,092	21.0%	$19,269	35.0%	$21,318	35.0%
Increase (reduction) in income taxes resulting from:
State income tax, net of credits and Federal income tax	1,499	2.6	771	1.4	1,541	2.5
Employee compensation and benefit plans, net	333	0.6	(211)	(0.4)	(654)	(1.0)
Tax exempt interest income	(126)	(0.2)	(167)	(0.3)	(230)	(0.4)
Benefit due to enactment of federal tax reform	—	—	(4,903)	(8.9)	—	—
Other, net	(38)	(0.1)	500	0.9	168	0.3
Income tax expense	$13,760	23.9%	$15,259	27.7%	$22,143	36.4%
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
The Tax Cuts and Jobs Act ("Tax Act"), which was enacted on December 22, 2017, made significant changes to the U.S. tax law, including the reduction of the corporate income tax rate from 35% to 21%. As a result of enactment, we remeasured our deferred tax assets and liabilities based upon the newly enacted U.S. statutory federal income tax rate of 21%, which is the tax rate at which these assets and liabilities are expected to reverse in the future and, as noted above, recognized a tax benefit related to the remeasurement of $4.9 million during 2017.
On December 22, 2017, the SEC staff issued Staff Accounting Bulletin No. 118 ("SAB 118"), which provided guidance on accounting for the tax effects of the Tax Act. SAB 118 provided a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the accounting under ASC 740, Income Taxes. The Company's 2017 financial results reflected the income tax effects of the Tax Act for which the accounting under ASC 740 was complete and provision amounts for those specific income tax effects of the Tax Act for which the accounting under ASC 740 is incomplete but a reasonable estimate could be determined. During 2018, the Company completed its accounting under SAB 118.

As of December 31, 2018, and 2017, net deferred income tax liabilities totaling $11.1 million, and $7.0 million, respectively, are recorded on the Company’s Balance Sheet. The tax effects of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities at December 31, 2018, and 2017, are presented in the table below:

	December 31,
	2018		2017
(in thousands)	Assets	Liabilities	Assets	Liabilities
Allowance for loan losses	$7,863	$—	$7,575	$—
Mortgage servicing rights	—	25,359	—	21,566
Accelerated depreciation	—	1,988	—	1,637
Deferred loan fees, net	8	—	553	—
Deferred compensation	2,831	—	2,334	—
ORE	337	—	317	—
State tax carryforward	1,956	—	2,312	—
Unrealized gains on investment securities available-for-sale	—	301	—	159
Stock benefits/compensation	1,006	—	1,032	—
FDIC acquired assets	290	—	306	—
Loan mark-to-market adjustment	277	—	479	—
Net operating losses	1,371	—	1,497	—
Deductible prepaids	—	170	—	333
Other	1,189	377	660	379
Total	$17,128	$28,195	$17,065	$24,074

Net deferred tax liability	$(11,067)		$(7,009)
Based on management’s belief that it is more likely than not that all net deferred tax asset benefits will be realized, there was no valuation allowance at December 31, 2018, and 2017. At December 31, 2018, the Company had $1.8 million in state tax credit carryforwards which expire between 2021 and 2028. There are federal net operating losses of $6.5 million that will begin to expire in 2030. There are also state net operating losses of approximately $12.0 million that begin expiring in 2029.
The Company is subject to the possibility of a tax audit in numerous jurisdictions in the U.S. until the applicable expiration of the statutes of limitations. For federal and state purposes, the Company is no longer subject to tax examinations by tax authorities for tax years before 2015.
There were no unrecognized tax benefits at December 31, 2018, or 2017 that, if recognized, would affect the Company’s effective tax rate.
13. Employee Benefits
Fidelity maintains various benefit plans for its employees. The Company maintains a 401(k) defined contribution retirement savings plan (the “Plan”) for employees age 21 or older. Employees’ contributions to the Plan are voluntary, and the Company matches 50% of the first 6% of participants’ contributions in the Company's common stock, which is immediately transferable. For the years ended December 31, 2018, 2017, and 2016, the Company contributed $2.7 million, $2.4 million, and $2.0 million, respectively, net of forfeitures, to the Plan.
During the second quarter of 2018, the Company established the Fidelity Southern Corporation 2018 Omnibus Incentive Plan (the “2018 Incentive Plan”), that permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The aggregate number of shares reserved and available for issuance pursuant to Awards granted under the Plan shall be 1,250,000 shares, reduced by grants under the Prior Plan after December 31, 2017, plus a number of additional shares underlying awards outstanding as of March 8, 2018 under the 2016 Incentive Plan (“Prior Plan”) that thereafter terminate or expire unexercised, or are cancelled, forfeited or lapse for any reason. From and after the Effective Date, no further awards are to be granted under the Prior Plan, and the Prior Plan shall remain in effect only so long as awards granted thereunder shall remain outstanding. As of December 31, 2018, there were no grants awarded under the new 2018 Incentive Plan. As of December 31, 2018, there were 1,224,332 shares available to be issued under the 2018 Omnibus Incentive Plan. The Company’s policy is to issue shares from the Company’s authorized and unissued shares to satisfy incentive awards.
The Fidelity Southern Corporation Equity Incentive Plan (the “2006 Incentive Plan”), as amended, permits the grant of stock options, stock appreciation rights, restricted stock, and other incentive awards. The maximum number of shares of common stock that may be issued under the 2006 Incentive Plan is 5,000,000 shares, all of which may be stock options, but not to exceed 1,000,000 shares other than stock options. Generally, no award shall be exercisable or become vested or payable more than 10 years after the date of grant. Options granted under the 2006 Incentive Plan vest ratably over the service period. As permissible under the 2006 Incentive Plan, shares were added back into the 2006 Incentive Plan if they have been forfeited, expired, or withheld for tax purposes. The Company’s policy is to issue shares from the Company’s authorized and unissued shares to satisfy incentive awards.
Compensation expense related to share-based payments totaled $8.1 million, $4.6 million, and $3.5 million, for the years ended December 31, 2018, 2017, and 2016, respectively. The Company realized a tax benefit of $117,000, $353,000, and $170,000, from options exercised during the years ended December 31, 2018, 2017, and 2016, respectively. As of December 31, 2018, there was $2.1 million of total unrecognized compensation expense related to nonvested share-based compensation arrangements granted under the 2006 Incentive Plan. The cost is expected to be recognized over a weighted average period of 1.5 years.
Stock Options
The fair value of each option award is estimated as of the grant date using the Black-Scholes option pricing model, which discounts the value of each option’s estimated future cash flow using certain assumptions outlined in the table below:

	For the Years Ended December 31,
	2018	2017	2016
Weighted average fair value per share of awards issued	$5.13	$4.97	$4.72
Assumptions:
Expected volatility	27.61%	28.65%	29.41%
Expected dividends	2.02%	2.05%	2.69%
Risk-free rate	2.37%	1.71%	1.35%
Expected term (years)	4.5	4.5	4.4
Expected forfeiture rate	—%	—%	—%
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
A summary of stock option activity for 2018, 2017, and 2016, is presented below:

	Number of Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value(1)	Weighted Average Remaining Contractual Life (Years)
Outstanding at December 31, 2015	451,999	$13.41
Granted	395,000	17.87
Exercised	(78,666)	11.83	$735
Forfeited or expired	(21,000)	14.88
Outstanding at December 31, 2016	747,333	15.89
Granted	562,500	23.38
Exercised	(222,676)	13.86	1,937
Forfeited or expired	(25,833)	22.55
Outstanding at December 31, 2017	1,061,324	20.13
Granted	70,000	23.75
Exercised	(163,331)	16.57	1,271
Forfeited or expired	(52,666)	22.40
Outstanding at December 31, 2018	915,327	$20.91	$4,677	2.92

Exercisable at December 31, 2016	184,671	$12.68
Exercisable at December 31, 2017	182,350	15.95
Exercisable at December 31, 2018	382,524	19.39	$2,535	2.47

Vested and expected to vest at December 31, 2016	747,333	$15.89
Vested and expected to vest at December 31, 2017	1,061,324	20.13
Vested and expected to vest at December 31, 2018	915,327	20.91	$4,677	2.92
(1)Aggregate intrinsic value is in thousands and is based on the market price as of the period ending date
The fair value of stock options vested in 2018, 2017, and 2016 was $1.8 million, $1.1 million, and $333,000, respectively.

Restricted Stock
A summary of the status of the Company’s restricted stock activity for 2018, 2017, and 2016 is presented below:

	Number of Shares	Weighted Average Grant-Date Fair Value
Outstanding at December 31, 2015	157,883	$8.02
Granted	318,197	16.85
Vested	(113,580)	7.76
Forfeited	(2,500)	6.15
Outstanding at December 31, 2016	360,000	15.92
Granted	284,948	23.41
Vested	(155,496)	14.25
Forfeited	(10,000)	6.15
Outstanding at December 31, 2017	479,452	21.11
Granted	—	—
Vested	(418,150)	21.11
Forfeited	(8,333)	17.87
Outstanding at December 31, 2018	52,969	21.64
The shares of restricted stock granted under the 2006 Incentive Plan during the last three years were comprised of service-based shares, which were awarded to numerous individuals based on years of service, and shares issued for certain executives and senior managers. During the year ended December 31, 2018, the Company awarded no shares for service awards. During the years ended December 31, 2017, and 2016, the Company awarded 5,494 shares, and 18,197 shares, respectively, for service awards which vested immediately.
The market price of the Company’s common stock at the date of grant is used to estimate the fair value of the restricted stock awards. Compensation expense for the restricted stock awards is generally equal to the fair value of the restricted stock awards and is amortized to compensation expense over the vesting period of each award.
The Company recorded compensation expense of $120,000, and $115,000 during 2017, and 2016, respectively, associated with these shares. Dividends are paid on awarded, unvested restricted stock.
There was no restricted stock granted to executives or senior managers during 2018. During the year ended December 31, 2017, the Company granted 279,454 restricted shares of common stock at an average fair value of $23.43 per share to certain executives and senior managers, which vest ratably over three years. During the year ended December 31, 2016, the Company granted 300,000 restricted shares of common stock at a fair value of $17.87 per share to certain executives and senior managers, which vest ratably over three years.
The fair value of restricted stock vested in 2018, 2017, and 2016 was $8.8 million, $2.3 million, and $897,000, respectively.
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
The total liability associated with the SERP Agreements at December 31, 2018, and 2017 was $7.1 million and $5.2 million, respectively. Service and interest costs recognized in salaries and employee benefits in the Consolidated Statements of Comprehensive Income totaled $2.1 million for the year ended December 31, 2018. Service and interest costs recognized in salaries and employee benefits in the Consolidated Statements of Comprehensive Income totaled $1.7 million for each of the years ended December 31, 2017, and 2016. There were no cash payments under the SERP Agreements during 2018 or 2017. The plan is not currently funded.

The following table is an estimate of the benefits that will be paid in accordance with the SERP Agreements during the indicated time periods:

(in thousands)	Amount
2019	$—
2020	5,926
2021	—
2022	125
2023	250
Thereafter	11,759
Total estimated benefit payments	$18,060
At December 31, 2018 and 2017, the present value of the remaining SERP Agreements obligation was $12.7 million and $11.5 million and the discount rate to calculate the present value was 3.34% and 3.84%, respectively.
14. Commitments and Contingencies
The approximate future minimum rental commitments, before considering renewal options that generally are present, as of December 31, 2018, under the Company’s noncancelable operating leases with initial or remaining terms in excess of one year are shown in the following table:

(in thousands)	Amount
2019	$6,081
2020	5,585
2021	4,326
2022	2,354
2023	1,402
Thereafter	84
Total	$19,832
Many of these leases provide for periodic adjustment of rentals based on changes in various economic indicators while others also include renewal options and escalation clauses under various terms.
Rental expense for all leases amounted to $6.3 million, $5.6 million, and $5.0 million in 2018, 2017, and 2016, respectively.
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the normal course of business, some of which were outstanding at December 31, 2018. Although the ultimate outcome of all claims and lawsuits outstanding as of December 31, 2018 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
The FRB requires that banks maintain cash on hand and reserves in the form of average deposit balances at the FRB based on the Bank’s average deposits. At December 31, 2018, and 2017, the Bank exceeded the FRB required reserve balance.
15. Shareholders’ Equity
Shareholders’ equity at December 31, 2018 and 2017, was $446.2 million and $401.6 million, respectively. The $44.6 million increase in shareholders’ equity over December 31, 2017 was primarily attributable to net income earned of $43.8 million and common stock issuance under employee programs of $13.3 million during 2018, offset by cash dividends declared on common shares during 2018 of $13.0 million.
At December 31, 2015, as a result of the Company’s participation in the U.S. Treasury Capital Purchase Program, there was a Warrant outstanding with the ability to purchase 1,000,000 shares of the Company's common stock, respectively, as adjusted for dividends. During 2016, the Company received Warrant exercise notices for cash exercises, resulting in the issuance of 1,000,000 shares of common stock, for an aggregate $2.7 million. At December 31, 2018, and 2017, there was no Warrant outstanding.
On May 5, 2017, the Company filed a shelf registration statement with the SEC for up to $100.0 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of December 31, 2018, the Company has not issued any securities under the shelf registration statement.

Earnings per common share (“EPS”) were calculated as follows:

	For the Years Ended December 31,
(in thousands, except per share data)	2018	2017	2016
Net income	$43,823	$39,796	$38,766

Weighted average common shares outstanding – basic(1)	27,155	26,602	25,497
Effect of dilutive stock options and warrants(2)	104	120	317
Weighted average common shares outstanding – diluted	27,259	26,722	25,814

EPS:
Basic	$1.61	$1.50	$1.52
Diluted	$1.61	$1.49	$1.50
(1) Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period
(2) Effect of dilutive stock options and warrants includes the dilutive effect of additional potential common shares issuable under contracts
As of December 31, 2018, 2017, and 2016, there were 552,498, 542,500, and 456,666, common stock options which were not included in the potentially dilutive stock options and warrants, respectively. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares for the given period).
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within a few weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the years ended December 31, 2018 and 2017 was insignificant.

Recurring Fair Value Measurements
The following tables present certain information regarding financial assets measured at fair value on a recurring basis at December 31, 2018 and 2017. There were no transfers between Level 1, 2, and 3 during the year ended December 31, 2018:

		Fair Value Measurements at December 31, 2018
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$251,602	$—	$251,602	$—
Mortgage loans held-for-sale	225,342	—	225,342	—
Other assets(1)	5,402	—	—	5,402
Other liabilities(1)	(3,492)	—	—	(3,492)

		Fair Value Measurements at December 31, 2017
(in thousands)	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$120,121	$—	$120,121	$—
Mortgage loans held-for-sale	269,140	—	269,140	—
Other assets(1)	4,168	—	—	4,168
Other liabilities(1)	(691)	—	—	(691)

(1)	Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs recorded on a gross basis.
The following table presents a reconciliation of all assets and liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2018 and 2017. The changes in the fair value of economic hedges are recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the financial instruments referenced in the following table:

	As of or for the Year Ended December 31,
	2018		2017
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$4,168	$(691)	$7,111	$(1,065)
Total gains (losses) included in earnings:
Issuances	26,725	(7,459)	24,763	(3,924)
Settlements and closed loans	(25,496)	4,658	(28,018)	4,298
Expirations	5	—	312	—
Ending balance	$5,402	$(3,492)	$4,168	$(691)

(1)	Includes mortgage-related IRLCs and derivative financial instruments executed to hedge interest rate risk.

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

		Fair Value Measurements at December 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,283	$—	$—	$16,283
ORE, net	1,556	—	—	1,556
Residential mortgage servicing rights	56,737	—	—	56,737

		Fair Value Measurements at December 31, 2017
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$23,257	$—	$—	$23,257
ORE, net	4,993	—	—	4,993
Residential mortgage servicing rights	57,895	—	—	57,895
SBA servicing rights	1,027	—	—	1,027

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

($ in thousands)	Fair Value at December 31,		Valuation Technique	Unobservable Inputs	Range/Weighted Average at December 31, 2018	Range/Weighted Average at December 31, 2017
	2018	2017
Nonrecurring:
Impaired loans	$16,283	$23,257	Appraised value less estimated selling costs	Estimated selling costs	0.00% - 10.00% 9.69%	0.00% - 10.00% 10.00%
Other real estate	1,556	4,993	Discounted appraisals less estimated selling costs	Estimated selling costs	0.00% - 10.00% 9.38%	0.00% - 10.00% 9.61%
Residential mortgage servicing rights	56,737	57,895	Discounted cash flows	Discount rate	10.27% - 11.75% 10.64%	9.64% - 11.13% 9.95%
				Modeled prepayment speeds	6.78% - 10.75% 7.30%	7.60% - 15.75% 8.19%
SBA servicing rights	—	1,027	Discounted cash flows	Discount rate	N/A	13.12%
				Modeled prepayment speeds	N/A	11.33%
Recurring:
IRLCs	$4,630	$3,439	Pricing model	Modeled pull-through ratio	85.00%	83.14%
Forward commitments	(2,720)	38	Investor pricing	Pricing spreads	99.00% - 104.83% 102.47%	90.00% - 104.94% 102.64%
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of December 31, 2018 and 2017. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at December 31, 2018 or 2017.

(in thousands)	Aggregate Fair Value December 31, 2018	Aggregate Unpaid Principal Balance at December 31, 2018	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$225,342	$218,494	$6,848

(in thousands)	Aggregate Fair Value December 31, 2017	Aggregate Unpaid Principal Balance at December 31, 2017	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$269,140	$262,315	$6,825
The net fair value gain (loss) related to mortgage banking activities for items measured at fair value pursuant to election of FVO was $23,000, $4.2 million, and $(2.8) million for the years ended December 31, 2018, 2017, and 2016, respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of December 31, 2018 and 2017:

		Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$212,293	$212,293	$—	$—	$212,293
Investment securities available-for-sale	251,602	—	251,602	—	251,602
Investment securities held-to-maturity	20,126	—	15,507	3,903	19,410
Total loans, net (1)	3,893,629	—	225,342	3,404,277	3,629,619
Financial instruments (liabilities):
Noninterest-bearing demand deposits	1,214,534	—	—	1,214,534	1,214,534
Interest-bearing deposits	2,767,044	—	—	2,760,520	2,760,520
Short-term borrowings	139,760	—	139,760	—	139,760
Subordinated debt	120,707	—	113,141	—	113,141

		Fair Value Measurements at December 31, 2017
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$186,302	$186,302	$—	$—	$186,302
Investment securities available-for-sale	120,121	—	120,121	—	120,121
Investment securities held-to-maturity	21,689	—	17,684	4,001	21,685
Total loans, net (1)	3,908,949	—	269,140	3,466,838	3,735,978
Financial instruments (liabilities):
Noninterest-bearing demand deposits	1,125,598	—	—	1,125,598	1,125,598
Interest-bearing deposits	2,741,602	—	—	2,739,204	2,739,204
Short-term borrowings	150,580	—	150,580	—	150,580
Subordinated debt	120,587	—	114,402	—	114,402

(1)	Includes $225,342 and $269,140 in residential mortgage loans held-for-sale at December 31, 2018, and 2017, respectively, for which the Company has elected FVO.
The carrying amounts reported in the Consolidated Balance Sheets for cash and cash equivalents reasonably approximate the fair values of those assets. For investment securities, fair value equals quoted market prices, if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or dealer quotes.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at December 31, 2018 and 2017, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
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
The Company has undertaken certain guarantee obligations for commitments to extend credit and letters of credit that have certain characteristics. As noted in Note 16 to the Consolidated Financial Statements, the fair value of the fees related to these instruments is insignificant to the Company.
Financial instruments with off-balance sheet risk at December 31, 2018, and 2017, are summarized in the following table:

	December 31,
(in thousands)	2018	2017
Loan commitments:
Commercial real estate, construction, and land development	$147,631	$141,128
Commercial	216,382	140,835
SBA	20,218	32,480
Home equity	151,277	119,660
Mortgage loans	85,719	65,503
Lines of credit	25,049	8,255
Standby letters of credit and bankers acceptances	270	2,578
Total loan commitments	$646,546	$510,439
18. Derivative Financial Instruments
(Losses)/gains of $(1.6) million, $(2.6) million, and $2.7 million were recorded for the years ended December 31, 2018, 2017, and 2016, respectively, for all mortgage-related derivatives, and are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. The Company’s derivative positions were as follows:

	Contract or Notional Amount as of December 31,
(in thousands)	2018	2017
Forward rate commitments	$390,533	$430,389
Interest rate lock commitments	191,843	172,293
Total derivatives contracts	$582,376	$602,682
The Company’s derivative contracts are not subject to master netting arrangements.
19. Certain Transfers of Financial Assets
Servicing rights
Loan servicing rights are recorded at the lower of cost or market and are amortized over the remaining service life of the underlying loans. The carrying value of the Company’s loan servicing assets is shown in the table below:

	December 31,
(in thousands)	2018	2017
Servicing rights
Residential mortgage	$111,414	$100,679
SBA	4,511	4,818
Indirect automobile	4,465	7,118
Total servicing rights	$120,390	$112,615
Residential Mortgage Loans
The Company originates and sells certain first-lien and second-lien residential mortgage loans to third party investors, primarily Fannie Mae, Ginnie Mae, and Freddie Mac. The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of the first-lien residential mortgage loans. During the years ended December 31, 2018, and 2017, the Company sold $2.8 billion and $2.6 billion in residential mortgage loans, respectively.

The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio for loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the years ended December 31, 2018, 2017, and 2016, the Company recorded gains on sales of residential mortgage loans of $68.5 million, $76.4 million, and $82.5 million, respectively. During the years ended December 31, 2018, 2017, and 2016, the Company recorded servicing fees of $25.1 million, $22.2 million, and $19.1 million, respectively. Servicing fee income includes servicing fees, late fees, and ancillary fees earned for each period.
On August 30, 2018, the Bank sold MSRs relating to certain single-family mortgage loans serviced for the Fannie Mae and the Freddie Mac, with an aggregate unpaid principal balance of approximately $1.1 billion, effective as of August 31, 2018. The sale represented approximately 12% of the Bank’s total single-family mortgage servicing portfolio as of August 31, 2018.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Years Ended December 31,
(in thousands)	2018	2017
Residential mortgage servicing rights
Beginning carrying value, net	$100,679	$86,131
Additions	32,362	28,874
Amortization	(13,243)	(13,660)
Sales	(16,248)	—
Recovery (impairment), net (1)	7,864	(666)
Ending carrying value, net	$111,414	$100,679
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections.

	For the Years Ended December 31,
(in thousands)	2018	2017
Residential mortgage servicing impairment
Beginning balance	$9,818	$9,152
Additions	1,487	7,081
Recoveries	(6,156)	(6,415)
Sales	(3,195)	—
Ending balance	$1,954	$9,818
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

	December 31,
($ in thousands)	2018	2017
Residential Mortgage Servicing Rights
Fair Value	$116,827	$103,725
Composition of residential loans serviced for others:
Fixed-rate	99.57%	99.55%
Adjustable-rate	0.43%	0.45%
Total	100.00%	100.00%
Weighted average remaining term (years)	26.1	25.7
Modeled prepayment speed	7.30%	8.19%
Decline in fair value due to a 10% adverse change	$(3,578)	$(3,497)
Decline in fair value due to a 20% adverse change	(7,002)	(6,796)
Weighted average discount rate	10.64%	9.95%
Decline in fair value due to a 10% adverse change	$(5,290)	$(4,299)
Decline in fair value due to a 20% adverse change	(10,245)	(8,223)
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
Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below.

Residential mortgage loans serviced	December 31, 2018			Net Charge-offs for the Year Ended December 31, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$9,314,953	$137,170	$18,074	$—
Held-for-sale(1)	218,494	1,361	—	—
Held-for-investment(2)	588,815	17,518	24,230	(2)
Total residential mortgage loans serviced	$10,122,262	$156,049	$42,304	$(2)
(1) The fair value of the amount that was 30-89 days past due was $1.4 million after applicable discount/premium recorded under the fair value option for mortgage loans held for sale. There were no loans held-for-sale that were 90+ days past due.
(2) Delinquent loans held-for-investment include repurchased loans covered by Government Agency guarantees that were 30-89 days past due and 90+ days past due of $4.2 million and $20.5 million, respectively.
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five calendar years, the Company has sold approximately 49,300 loans with an aggregate principal balance of approximately $12.4 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances for the life of the loan. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or emissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to make would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest and certain expenses. To date, the claims to the Company from the purchasers to be reimbursed for realized losses have been de minimis. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at December 31, 2018, and 2017, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans, primarily SBA loans, with third parties in the secondary market. These loans are typically partially guaranteed by the SBA or otherwise credit enhanced and are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the years ended December 31, 2018, and 2017, the Company sold $66.5 million and $47.5 million in SBA loans, respectively.
The Company retains the unguaranteed portion of the loans sold and receives servicing fees to service the loans as required under various government lending programs. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the years ended December 31, 2018, 2017, and 2016, the Company recorded gains on sales of SBA loans of $6.2 million, $4.2 million, and $4.5 million, respectively. During the year ended December 31, 2018, the Company recorded servicing fees of $2.2 million. During each of the years ended December 31, 2017, and 2016, the Company recorded servicing fees of $2.5 million.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Years Ended December 31,
(in thousands)	2018	2017
SBA loan servicing rights
Beginning carrying value, net	$4,818	$5,707
Additions	1,358	1,240
Amortization	(1,797)	(1,995)
Recovery (impairment), net	132	(134)
Ending carrying value, net	$4,511	$4,818

	For the Years Ended December 31,
(in thousands)	2018	2017
SBA servicing rights impairment
Beginning balance	$134	$—
Additions	—	134
Recoveries	(132)	—
Ending balance	$2	$134
The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2018	2017
SBA loan servicing rights
Fair value	$4,629	$5,275
Composition of loans serviced for others:
Fixed-rate	—%	—%
Adjustable-rate	100.00%	100.00%
Total	100.00%	100.00%
Weighted average remaining term (years)	19.7	18.9
Modeled prepayment speed	15.10%	11.33%
Decline in fair value due to a 10% adverse change	$(194)	$(181)
Decline in fair value due to a 20% adverse change	(373)	(351)
Weighted average discount rate	13.75%	13.13%
Decline in fair value due to a 10% adverse change	$(166)	$(199)
Decline in fair value due to a 20% adverse change	(321)	(384)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	December 31, 2018			Net Charge-offs for the Year Ended December 31, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$262,955	$8,473	$1,476	$—
Held-for-sale	13,960	—	—	—
Held-for-investment	162,113	6,977	2,911	254
Total SBA loans serviced	$439,028	$15,450	$4,387	$254
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans originated is sold with servicing retained and the Company receives servicing fees. During the years ended December 31, 2018, and 2017, the Company sold $133.9 million, and $431.2 million in indirect automobile loans, respectively.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the years ended December 31, 2018, 2017, and 2016, the Company recorded gains on sales of indirect automobile loans of $1.4 million, $6.7 million, and $9.1 million, respectively. During the year ended December 31, 2018, the Company recorded servicing fees of $7.4 million. During each of the years ended December 31, 2017, and 2016, the Company recorded servicing fees of $9.2 million.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Years Ended December 31,
(in thousands)	2018	2017
Indirect automobile loan servicing rights
Beginning carrying value	$7,118	$7,457
Additions	890	3,012
Amortization	(3,543)	(3,351)
Ending carrying value	$4,465	$7,118
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs/assumptions are summarized below:

	December 31,
($ in thousands)	2018	2017
Indirect loan servicing rights
Fair value	$4,491	$7,436
Composition of loans serviced for others:
Fixed-rate	100%	100%
Adjustable-rate	—%	—%
Total	100%	100%
Weighted average remaining term (years)	4.1	4.5
Modeled prepayment speed	22.59%	20.59%
Decline in fair value due to a 10% adverse change	$(155)	$(192)
Decline in fair value due to a 20% adverse change	(226)	(377)
Weighted average discount rate	7.87%	7.18%
Decline in fair value due to a 10% adverse change	$(41)	$(69)
Decline in fair value due to a 20% adverse change	(82)	(137)
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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

Indirect automobile loans serviced	December 31, 2018			Net Charge-offs for the Year Ended December 31, 2018
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$705,555	$2,604	$1,631	$3,168
Held-for-investment	1,569,274	4,063	2,828	3,859
Total indirect automobile loans serviced	$2,274,829	$6,667	$4,459	$7,027
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
20. Other Noninterest Income and Expense
Other noninterest income and expense for the years ended December 31, 2018, 2017, and 2016, consisted of the following:

	Years Ended December 31,
(in thousands)	2018	2017	2016
Other noninterest income:
Gain on sale of ORE, net	$24	$659	$859
Other operating income	1,385	1,044	1,145
Total	$1,409	$1,703	$2,004

Other noninterest expenses:
Communications	$5,437	$5,549	$4,938
Lending expenses	7,545	5,656	7,222
ORE expenses, net	1,649	1,245	2,667
Employee expenses	3,159	3,508	3,722
Advertising and promotion	2,853	2,059	2,188
FDIC insurance premium	3,613	3,430	2,682
Other operating expenses	15,005	14,977	13,896
Total	$39,261	$36,424	$37,315
21. Revenue Recognition
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
Service Charges on Deposit Accounts
Service charges on deposit accounts fees are mainly composed of maintenance fees, service fees, stop payment fees, and non-sufficient funds ("NSF") fees. The Company’s performance obligation for account analysis fees and monthly service fees is generally satisfied, and the related revenue recognized, over the period in which the service is provided. Check orders and other deposit account related fees are largely transactional based, and therefore, the Company’s performance obligation is satisfied, and related revenue recognized, at a point in time. Payment for service charges on deposit accounts is primarily received immediately or in the following month through a direct charge to customers’ accounts.

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
Gain or Loss of ORE
The Company recognizes the sale of ORE, along with any associated gain or loss, when control of the property transfers to the buyer. Generally, the standard includes the following indicators that control of a promised asset has been transferred:

1.	The seller has a present right to payment for the asset.

2.	The buyer has legal title of the asset.

3.	The seller has transferred physical possession of the asset.

4.	The buyer has the significant risks and rewards of ownership of the asset.

5.	The buyer has accepted the asset.
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

The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the years ended December 31, 2018, 2017, and 2016:

	For the Years Ended December 31,
($ in thousands)	2018	2017	2016
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$6,427	$6,019	$5,941
Other fees and charges	8,670	7,907	7,257
Trust and wealth management	2,283	1,288	628
Other:
Insurance commissions	469	837	1,821
Gains on ORE	24	668	1,374
Total other	$493	$1,505	$3,195
Noninterest income (in-scope of Topic 606)	17,873	16,719	17,021
Noninterest income (out-of-scope of Topic 606)	120,978	118,233	124,304
Total noninterest income	$138,851	$134,952	$141,325
Contract Balances
Typically, a contract asset balance occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. On the other hand, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees, and insurance commissions based on the terms and conditions of the associated contracts. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of December 31, 2018, 2017, and 2016, the Company did not have any significant contract balances.
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

22. Condensed Financial Information of Fidelity Southern Corporation (Parent Company Only)
Financial information pertaining only to Fidelity Southern Corporation is as follows:
Condensed Balance Sheets

	December 31,
(in thousands)	2018	2017
Assets
Cash held at bank subsidiary	$10,700	$9,121
Land	109	109
Investment in bank subsidiary	468,609	423,034
Investments in and amounts due from non-bank subsidiaries	2,450	2,121
Subordinated loan to bank subsidiary	10,000	10,000
Other assets	847	3,689
Total assets	$492,715	$448,074

Liabilities
Subordinated debt	$46,393	$46,389
Other liabilities	81	53
Total liabilities	46,474	46,442
Shareholders’ Equity
Preferred stock	—	—
Common stock	230,841	217,555
Accumulated other comprehensive income	985	383
Retained earnings	214,415	183,694
Total shareholders’ equity	446,241	401,632
Total liabilities and shareholders’ equity	$492,715	$448,074

Condensed Statements of Income

	Years Ended December 31,
(in thousands)	2018	2017	2016
Interest income
Deposits in bank subsidiary	$—	$—	$7
Subordinated loan to bank subsidiary	536	437	385
Total interest income	536	437	392
Interest expense on subordinated debt	1,999	1,550	1,311
Net interest expense	(1,463)	(1,113)	(919)
Noninterest income
Dividends from subsidiaries (1)	9,300	10,500	6,800
Other	116	107	104
Total noninterest income	9,416	10,607	6,904
Noninterest expense	2,354	1,269	1,983
Gain before income taxes and equity in undistributed net income of subsidiaries	5,599	8,225	4,002
Income tax benefit	(953)	(299)	(1,083)
Income before equity in undistributed net income of subsidiaries	6,552	8,524	5,085
Equity in undistributed net income of subsidiaries	37,271	31,272	33,681
Net income	$43,823	$39,796	$38,766
(1) Dividend income is primarily received from the bank subsidiary

Condensed Statements of Cash Flows

	Years Ended December 31,
(in thousands)	2018	2017	2016
Operating Activities:
Net income	$43,823	$39,796	$38,766
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed income of subsidiaries	(37,271)	(31,272)	(33,681)
Decrease (increase) in other assets	2,842	(860)	(1,466)
Increase (decrease) in other liabilities	32	(76)	69
Share based compensation included in undistributed earnings	8,111	4,624	3,544
Net cash provided by operating activities	17,537	12,212	7,232

Investing Activities:
Net increase in investment in subsidiaries	(8,111)	(4,624)	(1,729)
Net cash used in investing activities	(8,111)	(4,624)	(1,729)

Financing Activities:
Repurchase of common stock	(4,469)	(1,673)	(821)
Proceeds from issuance of common stock	9,644	9,295	10,153
Cash dividends paid	(13,022)	(12,748)	(12,187)
Net cash used in financing activities	(7,847)	(5,126)	(2,855)
Net increase in cash and cash equivalents	1,579	2,462	2,648
Cash and cash equivalents, beginning of year	9,121	6,659	4,011
Cash and cash equivalents, end of year	$10,700	$9,121	$6,659

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A.        Controls and Procedures
Report of Management on Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) (2013 framework). Based on that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018, as included in Item 8 of this report.
The effectiveness of internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, an independent registered public accounting firm, as included in Item 8 of this report.
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
Changes in Internal Control over Financial Reporting
There has been no change in Fidelity’s internal control over financial reporting during the three months ended December 31, 2018, that has materially affected, or is reasonably likely to materially affect, Fidelity’s internal control over financial reporting.
Item 9B.        Other Information
None.

PART III
Item 10.        Directors, Executive Officers and Corporate Governance
Information about the Board of Directors of Fidelity
The following table sets forth certain information regarding those individuals currently serving as our directors as of February 28, 2019:

Name	Age	Year First Elected	Business Experience During Past Five Years and Other Information

James B. Miller, Jr. Chairman & CEO Executive Committee	78	1979
Chairman of the Board and Chief Executive Officer of Fidelity since 1979. President of Fidelity from 1979 to April 2006. A director of Fidelity Bank, a wholly owned subsidiary of Fidelity, since 1976; President of Fidelity Bank from 1977 to 1997 and from December 2003 through September 2004; Chief Executive Officer of Fidelity Bank from 1977 to 1997, and from December 2003 until to April 2017. Chairman of Fidelity Bank since 1998. Chairman of LionMark Insurance Company, a wholly owned subsidiary, since November 2004. Chairman of Berlin American Companies and other family investment companies since 1977. A director of Interface, Inc., the world’s largest carpet tile manufacturing company, since 2000, and of American Software Inc., a software development company, since 2002.

Mr. Miller’s education and experience as an attorney and experience running a company in Germany, in addition to the years of experience employed as an executive officer of Fidelity, serving on Fidelity’s Board of Directors, as well as serving on the boards of various community organizations and public companies, qualify him to serve as a director.

Major General (Ret) David R. Bockel Audit Committee Chair, Nominating & Governance Committee	74	1997
State Chairman, Georgia Employer Support of the Guard and Reserve since October 2015. President, Bravo Victor Fund for Cobb Veterans’ Court since May 2015. Veterans Program Liaison for the Governor’s Office of Workforce Development from July 2013 to December 2014. Executive Director, Reserve Officers Association of the United States in Washington, DC from 2008 to 2011. Executive Director, Georgia Military Affairs Coordinating Committee, Georgia Chamber of Commerce, from October 2011 until July 2013. Vice Chairman, USO of Georgia since February 2012. Army Reserve Ambassador, Georgia, since 2015. A director of Fidelity Bank since 1997.

Major General (Ret) Bockel’s previous experience as founder and head of Bockel & Company, an advertising and marketing company, his military experience commanding 18,000 soldiers with responsibility for military facilities and equipment over five states, and his previous positions qualify him to serve as a director.

Rodney D. Bullard Audit Committee	44	2018
Vice President of Community Affairs, Chick-fil-A, Inc. and Executive Director of Chick-fil-A Foundation since 2011. Assistant United States Attorney for the Northern District of Georgia from 2009 to 2011. Legislative Liaison/Counsel in the Office of the Secretary of the Air Force, The Pentagon from 2006 to 2009. A director of Fidelity Bank since February 2018.

Mr. Bullard’s qualifications to serve as director include degrees earned in the Advanced Management Program, Harvard Business School; MBA, Terry College of Business, University of Georgia; and Juris Doctor Degree, Duke Law School, and his various business and legal positions held during his career.

Wm. Mllard Choate Nominating & Governance Committee	66	2010
Founder and President of Choate Construction Company, a commercial construction and interior construction firm with offices headquartered in Atlanta, Georgia, since 1989. A director of Fidelity Bank since April 2010.

The experience Mr. Choate received founding his company and establishing all operations, procedures, banking, insurance and bonding relationships, marketing, preconstruction estimating, and technology, in addition to his degrees in economics and business, qualify him to serve as a director.

Name	Age	Year First Elected	Business Experience During Past Five Years and Other Information

Dr. Donald A. Harp, Jr. Lead Director Compensation Committee Executive Committee	80	2008
Adjunct Professor, Candler School of Theology, Emory University, since September 2008. Minister Emeritus of Peachtree Road United Methodist Church since July 2008, after serving as Senior Minister for 20 years. Board of Trustees, Young Harris College. Member, Winship Cancer Board of Advisors. A director of Fidelity Bank since 2008 and Lead Director of Fidelity since 2011.

Dr. Harp brings to the Board of Directors his experience of over 20 years managing a $7 million church budget and 60 member staff as Senior Minister of Peachtree Road United Methodist Church from 1988 to July 2008, as well as his membership on many non-profit boards and experience as mayor pro-tem of a city with budget and other management responsibilities, which qualify him to serve as a director.

Kevin S. King, Esq. Chair, Compensation Committee Executive Committee	71	1998
An attorney in Georgia from 1972 to present. A director of Fidelity Bank since 1998.

Mr. King’s qualifications to serve as director include degrees earned in accounting and law, and various business and legal positions over 40 years, including executive vice president/general counsel, a member of several for profit and non-profit boards, and as a lawyer in private practice.

William C. Lankford, Jr. Chair, Audit Committee	69	2010
Member of Moore Stephens Tiller, LLC, from 1979 to August 2018. A director of Fidelity Bank since January 2010.

Mr. Lankford’s position as a CPA, serving as Managing Member of his firm from 1990 to 2009, with broad accounting, tax, and business experience gained from being in public practice for over 40 years, qualify him to serve as a director.

Gloria A. O’Neal Nominating & Governance	69	2018
Ms. O’Neal is a community activist. She brings unique experience to the Board. She has served on many non-profit boards, including Rotary, was Court appointed Special Advocate for DeKalb County. She is a Board member of Dahlonega Baptist Church and serves as Secretary; Treasurer of a weekday preschool in Dahlonega; and active in community outreach activities for the Baptist Church. In 2014, after 33 years of service, she retired from Fidelity Bank to pursue her volunteer work. Ms. O’Neal last served at Fidelity Bank as Executive Vice President and Chief Risk Officer, after having been Internal Auditor. She has extensive experience with risk management, regulatory requirements, credit administration, operations, financial reporting, and most aspects of banking.
Ms. O’Neal’s extensive banking experience qualifies her to serve as a director.

H. Palmer Proctor, Jr. Executive Committee	51	2004
President of Fidelity since April 2006. Chief Executive Officer of Fidelity Bank since April 2017. President of Fidelity Bank since October 2004. Director and Secretary/Treasurer of LionMark Insurance Company, a wholly owned subsidiary, since November 2004. A director of Fidelity Bank since 2004. A director of Brown and Brown, Inc., an independent insurance intermediary, since 2012. Chairman, Georgia Bankers Association from 2017 to 2018.

As an executive of Fidelity and Fidelity Bank, Mr. Proctor offers expertise in financial services and a unique understanding of our markets, operations, and competition, which qualify him to serve as a director.

Name	Age	Year First Elected	Business Experience During Past Five Years and Other Information

W. Clyde Shepherd III Compensation Committee	58	2003
President of Plant Improvement Co., Inc., a highway construction/real property lessor company located in Atlanta, Georgia, since 1997. President or Vice President/Secretary of Toco Hill, Inc., a real estate/lessor and investment company located in Atlanta, Georgia, since 1983. Manager and partner of WCS Investment Partnership, LLLP, an active investment holding company located in DeKalb County and Walton County, Georgia, since 2003. A director of Fidelity Bank since 1998.

Mr. Shepherd’s extensive business experience as head of highway construction, investment, and real property lessor companies, as well as degrees earned in the fields of finance and economics, qualify him to serve as a director.

Rankin M. Smith, Jr. Compensation Committee Nominating & Governance Committee	71	1987
Owner and Manager of Seminole Plantation, a shooting preserve located in Thomasville, Georgia, since 1991. Member of the Board of Advisors of the Farmers & Merchants Bank, Monticello, FL, since March 2011. Director of Archbold Medical Foundation from 2005 to present, and Chairman of the Board of Trustees of Thomas University since 2015. A director of Fidelity Bank since 1987.

Mr. Smith brings to the Board of Directors his many years of experience as a member and executive of various organizations, which qualify him to serve as a director.

There are no family relationships between any director, executive officer, or nominee for director of Fidelity or any of its subsidiaries.
Audit Committee
Fidelity’s Audit Committee of the Board oversees the financial and accounting reporting process, assures that an audit program is in place to protect the assets of Fidelity, assures that adequate internal controls exist, oversees the internal audit function, and reviews the Report of Management on Internal Control Over Financial Reporting and related testing and documentation. The Audit Committee is responsible for the appointment, fee negotiation, and oversight of the external auditor.
The Board of Directors of Fidelity has determined that all of the members of the Audit Committee have sufficient knowledge in financial and accounting matters to serve on the Audit Committee. In addition, each member of the Audit Committee is independent and qualifies as an “audit committee financial expert” as defined by Item 407(d)(5)(ii) of Regulation S-K of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The current member composition of the Audit Committee satisfies the NASDAQ Marketplace Rules applicable to companies with stock listed for quotation on the NASDAQ Global Select Market. Members of the Audit Committee are William C. Lankford, Jr. (Chairman); Major General (Ret) David R. Bockel; and Rodney D. Bullard.
Process for Nominating Directors to the Board
The Nominating & Governance Committee of the Board utilizes the Director Qualifications Standards and Procedures for Identifying and Evaluating Candidates, which sets out the process for selecting nominees for directors based on their character, judgment, diversity, financial and entrepreneurial acumen, ability to work with others, and their ability to act for the benefit of the Company and its shareholders. The Board of Directors and Nominating & Governance Committee of the Board will consider all director/shareholder nominees properly recommended by any Fidelity shareholders in accordance with the standards described above. Any shareholder wishing to recommend a candidate for consideration as a possible director nominee for election at an upcoming meeting of shareholders must own at least 1,000 shares of Common Stock and must provide timely written notice to the Board of Directors in accordance with the procedures included in the Director Qualifications Standards and Procedures for Identifying and Evaluating Candidates. The following is a summary of these procedures:

•	In order to be considered timely, a nomination for the election of a director must be received by November 1 immediately preceding the next annual meeting of the shareholders;

•	A shareholder nomination for director must set forth, as to each nominee:

•	The name of the candidate for nomination as a director;

•	A signed written statement by the nominee that he/she would serve, if elected;

•	The number of shares of Common Stock of the Company that are beneficially owned by the nominee and the period of time the shares have been held;

•	The curriculum vitae of the nominee; and

•	Any other document evidencing the fact that the proposed nominee meets all of the requirements.

The Director Qualifications Standards and Procedures for Identifying and Evaluating Candidates are available under the Investor Relations section of our website at www.fidelitysouthern.com.
Information about the Executive Officers of Fidelity
Set forth below is information regarding the current executive officers of Fidelity who are not also directors:

Name	Age	Information
Charles D. Christy	61
Executive Vice President and Chief Financial Officer of Fidelity and Fidelity Bank since June 2017. Prior to joining Fidelity, Mr. Christy served as Executive Vice President and Chief Financial Officer of CoastalSouth Bancshares, Inc. from 2010 to 2017, and as Chief Financial Officer of Citizens Republic Bancorp from 2002 to 2010.

David Buchanan	61
Vice President of Fidelity since 1999; Executive Vice President of Fidelity Bank since October 2004; and Senior Vice President of Fidelity Bank from 1995 through September 2004. President of LionMark Insurance Company, a wholly-owned subsidiary, since November 2004.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Exchange Act requires Fidelity’s directors, executive officers, and persons who own more than 10% of the Common Stock of Fidelity to file reports of ownership changes with the SEC. To the Company’s knowledge, during 2018, all reports of beneficial ownership of securities were filed with the SEC in a timely manner except for late filings on January 24, 2018 for David R. Bockel, William Millard Choate, Donald A. Harp, Jr., Kevin S. King, William C. Lankford, Jr., W. Clyde Shepherd III, and Rankin Smith to report the grant of stock options on January 19, 2017; by Rodney D. Bullard and Gloria A. O’Neal who became subject to Section reporting obligations on February 12, 2018; and by Charlie Christy to report the grant of Restricted Stock on June 26, 2018. The failure to timely file these reports was inadvertent and was promptly corrected after discovery of the reporting obligations.
Code of Ethics
The Board of Directors of Fidelity has adopted a Conflict of Interest/Code of Ethics Policy (the “Code”) applicable to all of its directors and employees, including its Chief Executive Officer and each of its senior financial officers, which complies with applicable regulations under the federal securities laws and the NASDAQ Marketplace Rules. The Code is available under the Investor Relations section of our website at www.fidelitysouthern.com. Fidelity intends to disclose any amendment or waiver to the Code by posting such information on its website.
Item 11.          Executive Compensation
Compensation Discussion and Analysis
In the paragraphs that follow, we provide an overview and analysis of our compensation program and policies for 2018. Following this Compensation Discussion and Analysis (“CD&A”), you will find a series of tables and narrative disclosure containing specific data about the compensation earned in 2018 by the following individuals, whom we refer to as our named executive officers (our “named executive officers” or “NEOs”):

•	James B. Miller, Jr., Chairman and Chief Executive Officer;

•	Charles D. Christy, Chief Financial Officer;

•	H. Palmer Proctor, Jr., President; and

•	David Buchanan, Vice President.
Objectives of Our Executive Compensation Program
The objectives of our executive compensation program are to:

•
Provide competitive levels of compensation which take into account not only annual but long-term performance goals and the strategic objectives outlined in our strategic plan, all designed with the ultimate objective of improving shareholder value;

•	Attract, hire, and retain well-qualified, experienced, ethical, motivated, and dedicated executives;

•	Evaluate the performance of executive officers in a changing regulatory, economic, interest rate, and credit quality environment;

•
Reward executives based on corporate performance, the attainment of long-term goals and strategic objectives, the level of each executive’s initiative, responsibility, and achievements, and how effectively risk is managed; and

•	Provide competitive financial security for executives and dependents in the event of a change in control, death, disability, or retirement.

Elements of 2018 Named Executive Officer Compensation Program
Our compensation program for 2018 was comprised of two primary elements: base salary and long-term equity incentive awards (each as more fully-described below).
Base Salary
Base salaries reflect the only fixed portion of our compensation program. The Compensation Committee did not increase our NEOs’ base salaries for 2018 from 2017. No changes were made to base salaries for 2018.

($ in ones)	2017 Base Salary ($)	2018 Base Salary ($)	Percent (%) Change
Mr. Miller	800,000	800,000	—%
Mr. Christy	360,000	360,000	—%
Mr. Proctor	500,000	500,000	—%
Mr. Buchanan	400,000	400,000	—%
Long-Term Equity Incentive Awards
Restricted stock awards are granted to executive officers from time to time to enhance the alignment of their objectives with those of shareholders in terms of building value, to provide an opportunity for increased levels of ownership by executive officers, to encourage executive officer retention through longer-term incentives, and to maintain competitive levels of total compensation.
Historically, the Compensation Committee has awarded equity grants periodically and not on an annual basis as is more common in the marketplace. However, in 2018, the Compensation Committee redesigned the Company’s incentive plan to allow for annual incentive payouts contingent on prior year performance subject to additional vesting criteria. The Compensation Committee believes this to be an important step to strengthen the alignment of annual compensation to performance (short- and long-term), to align our plan with competitive market practices, and to subject a portion of the annual incentive payout to future stock price performance, which holds management accountable for decisions made during the prior performance year.
2017 Awards
The Compensation Committee determined not to issue equity awards to the NEOs in early 2018 in light of 2017 performance, but awards were made to NEOs in early 2019 in respect of 2018 performance, as described below.
2018 Awards
Previously, our incentive compensation program was based on our Compensation Committee’s discretionary assessment of Company and individual performance. However, based on feedback we received from our investor outreach efforts, we redesigned our incentive compensation program with the intent of providing a more transparent and formulaic program where incentive payouts are determined by measuring Company performance against pre-established financial goals. For 2018, the Compensation Committee selected and approved Return on Average Common Tangible Equity and Net Charge-offs to Total Average Loans, as the core financial metrics that determined the incentive payouts. These metrics were selected due to strong alignment with our strategic plan, reinforcement of credit quality, and correlation to shareholder returns. As described in last year’s proxy, the Compensation Committee retained the ability to modify initial funding, either up or down, up to 20% (“Strategic Modifier”). To the extent earned, awards will be paid in the form of restricted stock and/or cash, as determined by the Compensation Committee for each year.
Our incentive compensation program design also introduced the concepts of threshold, target, and maximum performance and payout ranges. For instance, while each of the NEOs will continue to have a total incentive payout opportunity of 50% of base salary, the actual payouts will go up or down depending on performance against the pre-established performance goals (threshold, target and maximum). Payouts will fall below this amount, potentially to zero, if performance against the core financial metrics is below targeted levels of performance, and can exceed 50% of salary if performance surpasses targeted performance goals. Payouts relative to performance against the core metrics were capped at 150% of each NEO’s incentive target opportunity. By adopting an incentive compensation program that is measured against pre-determined goals with corresponding payouts that are capped, awarding equity on an annual basis, and requiring equity to be subject to additional vesting criteria, we believe our 2018 compensation program was aligned with market best practices and shareholder expectations.
The performance criteria for fiscal 2018 awards were established as follows:
2018 Executive Compensation Plan
Core Financial Metrics - In determining the executives’ bonus opportunity, the Company’s performance was assessed against the following pre-determined performance objectives:

1.	Return on Average Common Tangible Equity (ROATCE)

a.	Weighting: 60%

b.	Definition: Net income (excluding the after-tax effect of goodwill and deposit base intangible assets amortization) divided by average tangible common stockholders’ equity for the period.

2.	Net Charge-Offs

a.	Weighting: 40%

b.	Definition: Net Charge Offs divided by average loans outstanding.
Performance Ranges:

	ROATCE	Net Charge-Offs	Modifier to be Applied to Target Bonus Opportunity
Below Threshold	NA	NA	0%
Threshold	8.0%	0.50%	50%
Target	9.0%	0.35%	100%
Maximum	9.5%	0.25%	150%
Actual 2018 Results	10.35%	0.11%	150%
*Straight line interpolation used to determine payouts when performance is between anchor points (i.e. between target and max)
Based upon actual 2018 results, the executives were eligible to receive 150% of their target opportunity, or 75% of their base pay.
Strategic Modifier - As provided in the 2018 Executive Compensation Plan, the Compensation Committee recommended the Company’s executives receive an additional 20% bonus for the Strategic Modifier based upon management exceeding the pre-established performance metrics and providing strategic direction which resulted in the following:

•	Negotiated the sale of $1.2 billion of mortgage servicing, allowing the Bank to continue to grow its mortgage divisions while reducing the impact of pending Basel capital rules.

•	Successfully de-emphasized indirect, allowing the Bank to reposition its balance sheet into higher yielding assets.

•	Maintained strong Core Deposits 78.66% of total assets compared to peer levels of 71.34%, allowing the Bank to maintain favorable deposit betas.

•
Opened three new branches; two of which helped the Bank meet its Community Reinvestment Act goals. Maintained excellent relationship with regulators and received favorable results regarding Safety and Soundness, Compliance, and Community Reinvestment Act, allowing the Bank to continue to open new branches and participate in merger and acquisition activities.

The following table shows the incentive compensation payouts earned by our named executive officers, according to the percentages reflected in the table above.
2018 Incentive Awards

		(% of Base Salary)
Name	Base Salary	Target Bonus	Modified Target Bonus	Strategic Modifier	Total Bonus	Total Award
James B. Miller, Jr.	$800,000	50%	75%	20%	95%	$760,000
Charles Christy	$360,000	50%	75%	20%	95%	$342,000
H. Palmer Proctor, Jr.	$500,000	50%	75%	20%	95%	$475,000
David Buchanan	$400,000	50%	75%	20%	95%	$380,000

Payout Currency - The Compensation Committee granted the 2018 performance award 50% in Cash and 50% in Equity in accordance with the following table:

Final Payout Funding	Payout Mix (Cash/Equity)
Below Threshold	0% / 0%
Between Threshold - Target	100% / 0%
Between Target - 125% of Target	75% / 25%
Greater than 125% of Target	50% / 50%

Compensation Policies and Highlights
Our compensation programs include, among others, the following best practices:
What We Do
✓ The Compensation Committee designs our compensation program to provide competitive levels of compensation which take into account not only annual but long-term performance goals and the strategic objectives outlined in our strategic plan, all designed with the ultimate objective of improving shareholder value.
✓ The Compensation Committee has engaged an independent compensation consultant.
✓ We undertake a risk analysis of our compensation plans to determine whether our compensation programs are reasonably likely to have a material adverse effect on us.
✓ We maintain stock ownership guidelines for our executive officers and our non-employee directors.
✓ Our insider trading policy prohibits our directors, officers and other employees from (i) holding company securities in a margin account or otherwise pledging company securities as collateral for a loan (with certain limited exceptions), and (ii) engaging in hedging transactions in the company’s securities.
✓ We provide our shareholders a “say-on-pay” advisory vote on an annual basis until the next required vote on the frequency of shareholder votes on executive compensation.
✓ The Compensation Committee is composed solely of independent directors.
✓ We maintain a compensation clawback policy.
✓ We grant options with an exercise price not less than fair market value on the date of grant.
What We Do Not Do
X We do not encourage excessive risk-taking behavior through our compensation plans.

X	We do not provide U.S. tax code Section 280G excise tax “gross ups” in our compensation programs.
X We do not provide any excessive perquisites to our NEOs.
X No repricing of underwater stock options without shareholder vote.

X	The change in control definition contained in the 2018 Omnibus Incentive Plan is not a “liberal” definition that would be activated on mere shareholder approval of a transaction

X	Our 2018 Omnibus Incentive Plan prohibits payment of current dividends or dividend equivalents on unvested awards.
X We do not guarantee salary increases or minimum bonuses.
X We do not provide for uncapped bonuses.
Benefits and Perquisites
Perquisites
Perquisites comprise a small part of our total compensation package. The main perquisites we provide are the payment of country club dues and an automobile allowance or use of a company-owned automobile for selected officers. Although these perquisites involve incidental personal value, we believe they are reasonable and consistent with the overall compensation program to assist with attracting and retaining executive officers, and for interaction with customers and potential customers. We also provide signing bonuses from time to time to assist in recruiting top caliber executive officers to lead our company, such as the signing bonus paid to Mr. Christy when he joined the Company in 2017.
Broad-Based Welfare and Retirement Benefits
The purpose for welfare and retirement benefits is to ensure our compensation packages are competitive and to provide an opportunity for retirement savings. We maintain a number of broad-based welfare benefit plans that are available to all of our employees, including group medical, dental, disability, and life insurance plans, some of which are contributory. Our named executive officers may participate in these plans. We also offer our employees, including the named executive officers, participation in a tax-qualified defined contribution 401(k) plan, which allows savings for retirement on a tax deferred basis.
Employment and Executive Continuity Agreements
The Company is party to employment agreements or executive continuity agreements with each of our NEOs, which serve as a retention tool as well as providing protection for the Company following a termination of employment through various non- competition covenants. Detailed information regarding these agreements and the benefits they provide is included under “Estimated Payments to Named Executive Officers upon Termination of Employment under Various Circumstances or a Change in Control” in Item 11 of this Form 10-K.

Salary Continuation Agreements
On December 23, 2014, the Bank entered into Salary Continuation Agreements (“SERP Agreements”) with certain officers of the Bank, including Messrs. Miller, Proctor and Buchanan, which became effective as of January 1, 2015. The Compensation Committee believes that the SERP Agreements are an important element in retaining our executive team by providing a guaranteed level of income following their retirement with us. Additional information regarding these agreements is included under “Nonqualified Deferred Compensation” in Item 11 of this Form 10-K.
Officer Split Dollar Agreements
In January 2015, the Bank entered into split dollar agreements and endorsements to provide for the division of death proceeds under certain life insurance policies owned by the Bank on the lives of certain officers of the Bank (including Messrs. Miller, Proctor, Buchanan) with each such officer’s designated beneficiaries (the “Officer Split Dollar Agreements”). The Bank has the right to exercise all incidents of ownership of the life insurance policies and may terminate such policies without the consent of the officers. The Bank maintains at all times ownership of the cash value of the insurance policies. Under the Officer Split Dollar Agreements, if the officer dies prior to termination of his employment with the Bank, the officer’s designated beneficiary will be entitled to a benefit equal to the accrued liability at retirement from the officer’s SERP, limited to 100% of the Net Amount at Risk insurance portion of the proceeds. For purposes of the Officer Split Dollar Agreements, “Net Amount at Risk” means the difference between the total death proceeds payable under the insurance policies less the aggregate cash value of the policies measured as of the date giving rise to the need for such calculation. The officer’s rights under each Officer Split Dollar Agreement may be reduced or eliminated if he fails to cooperate with the Bank or the insurer with regards to the policies. In addition, no benefits will be paid if the officer commits suicide or if the insurer denies coverage for any reason; provided, however, that the Bank will evaluate the reasons for denial and, upon advice of legal counsel and in its sole discretion, consider judicially challenging such denial.
Gap Coverage Split Dollar Agreements
During the first quarter of 2015, the Bank entered into additional split dollar agreements and endorsements to provide for the division of death proceeds under certain life insurance policies owned by the Bank on the lives of Messrs. Miller, Proctor, and Buchanan with each such named executive officer’s designated beneficiaries (the “Gap Coverage Split Dollar Agreements”). The purpose of the Gap Coverage Split Dollar agreements is to fund any shortfall between the amount of benefits payable under certain life insurance policies obtained by the Bank in the 1990’s insuring the lives of these named executive officers and the amount of life insurance benefits the employment agreements with these named executive officers provide are to be paid to such named executive officers’ beneficiaries upon death. The Bank may replace the life insurance policies with comparable policies to cover the benefits under the Gap Coverage Split Dollar Agreements. Each Gap Coverage Split Dollar Agreement will terminate if the named executive officer makes a material misstatement, or upon distribution of the life proceeds
Other Compensation and Governance Policies
Stock Ownership Guidelines
In March 2018, stock ownership guidelines were implemented for senior executives, including the Named Executive Officers, and the non-employee directors. The guidelines establish a minimum level of stock ownership, expressed as a multiple of base salary for executive and a multiple of the annual cash retainer for Directors, which is expected to be achieved within five years. The stock ownership guidelines are as follows:

Messrs. Miller and Proctor        6x base salary
Other Named Executive Officers    2x base salary
Non-Employee Directors        5x annual cash retainer
Elimination of Excise Tax Gross-Ups
In March 2018, we renewed the employment agreements with each of James B. Miller, Jr. and H. Palmer Proctor, Jr., but removed the excise tax gross-up provision in each such agreement. Similarly, we amended the executive continuity agreements with each of Charlie Christy and David Buchanan to remove the excise tax gross-up provision in their agreements.
Clawback Policy
We maintain a clawback policy, which provides that in the event that the Company is required to prepare an accounting restatement due to its material noncompliance with financial reporting requirements under the U.S. securities laws, the Company will, to the extent permitted by governing law, require reimbursement of compensation, in accordance with the Company’s policy, from each executive officer who, at any time after the effective date of the policy and during the three-year period preceding the date on which the Company is required to prepare the accounting restatement, (i) received payment of non-equity incentive compensation, or (ii) realized compensation from equity awards, in either case based on the erroneous financial data, regardless of whether the executive officer engaged in misconduct or otherwise caused or contributed to the requirement for the restatement. The amount of any such non-equity incentive compensation to be recovered shall be equal to the excess of (i) the amount paid to each executive officer calculated by reference to the erroneous financial data, over (ii) the amount that would have been paid to the executive officer calculated by reference to the corrected financial data.
    For the purpose of any such equity award earned based upon the erroneous data, the amount to be recovered shall be equal to the excess of (i) the number of shares (or equivalent value) earned by each executive officer calculated by reference to the erroneous financial data, over (ii) the number of shares (or equivalent value) that would have been earned by the executive officer calculated by reference to the corrected financial data, or such other recovery calculation as may hereafter by specified in final regulations issued by the SEC under the Dodd Frank Act.
Hedging, Pledging, and Insider Trading Policy
In 2018, we amended our insider trading policy to prohibit our directors, officers and other employees from (i) holding company securities in a margin account or otherwise pledging company securities as collateral for a loan (except with respect to securities pledged as of January 1, 2018), and (ii) engaging in hedging transactions in the Company’s securities. Our insider trading policy also prohibits our employees, officers, and directors from purchasing or selling our securities while in possession of material nonpublic information. In addition to prohibiting any future pledging activity, the Company does not allow any pledged stock to be used to meet any stock ownership and holding requirements.
Risk Considerations
We structure our executive compensation arrangements in order to encourage executives to take appropriate risks designed to enhance our performance and increase stockholder value. We believe that providing a balanced mix of stock- and cash-based compensation arrangements tied to both corporate and individual performance goals provides an appropriate balance of incentives for executives and helps to avoid the taking of inappropriate or excessive risks. The Compensation Committee has assessed our compensation objectives, philosophy, policies, procedures and forms of compensation, and has concluded that our compensation program and principles do not create risks that are likely to have a material adverse effect.
With respect to specific elements of compensation:

•	Base salary does not encourage risk-taking as it is a fixed amount and but one component of a balanced, multi-component approach to compensation and rewards.

•
Our incentive compensation for executive officers is designed to reward achievement of performance metrics, which we believe will create shareholder value. Through a combination of plan design and management procedures, undue risk-taking is mitigated.

•
Awards are determined by the Compensation Committee and subject to vesting requirements. We have stock ownership guidelines to ensure that a meaningful portion of an executive officer’s net worth is in our common stock and therefore tied to long-term sustainable performance. We believe this negates any motivation to take inappropriate risks associated with business performance.

Say on Pay Results
Our Board is committed to engaging with our shareholders and maintaining an open and transparent dialogue in order to most effectively respond to their feedback on topics including our long-term business strategy, governance practices, and compensation program. At our 2018 Annual Meeting, we held an annual advisory vote on executive compensation, and approximately 85% of the votes cast by our shareholders were in favor of our named executive officer compensation for 2017, which was a substantial improvement over the prior year’s results. We considered these results to be an endorsement of the improvements that we recently made to our compensation program and practices. Building off of last year’s efforts, our Board is committed to improving its engagement with our shareholders and further aligning our compensation program with Company performance and shareholder returns.

Summary Compensation Table
The following table sets forth the annual total compensation paid by Fidelity and its subsidiaries for 2018, 2017, and 2016 to our named executive officers:

Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards(1) ($)	Non-Equity Incentive Plan Compensation ($)	Change In Pension Value and Nonqualified Deferred Compensation Earnings ($)(2)	All Other Compensation(3) ($)	Total ($)
James B. Miller, Jr. Chairman and Chief Executive Officer	2018 2017 2016	800,000 800,000 800,000	- - -	- 2,931,250 2,233,750	380,000 - 400,000	1,096,566 997,243 968,060	156,631 126,409 196,669	2,433,197 4,854,902 4,598,479
Charles D. Christy Chief Financial Officer	2018 2017	360,000 186,923	- 100,000 (4)	- 99,992	171,000 -	- -	24,601 5,250	555,601 392,165
H.Palmer Proctor, Jr. President	2018 2017 2016	500,000 500,000 500,000	- - -	- 1,758,750 1,340,250	237,500 - 250,000	157,089 142,894 137,592	47,030 24,306 91,089	941,619 2,425,950 2,318,931
David Buchanan Vice President	2018 2017 2016	400,000 400,000 400,000	- - -	- 1,172,500 893,500	190,000 - 200,000	367,341 338,857 329,239	40,893 21,347 73,812	998,234 1,932,704 1,896,551
(1) In accordance with SEC rules, the stock award column reflects the aggregate grant date fair value of restricted stock granted during the applicable year computed in accordance with FASB ASC 718. The grant date fair value of the restricted shares granted was based on the closing price of our Common Stock on the date of grant.
(2) Reflects the aggregate change in the actuarial present value of the NEO’s accumulated benefit under all defined benefit and actuarial pension plans (including supplemental plans).
(3) Reflects the following for 2018:

($ in ones)	Company Car ($)	Insurance Premiums ($)	401(k) Matching Contribution ($)	Health Savings Account ($)	Club Dues ($)	Health Insurance ($)	Misc. ($)	Total ($)
Mr. Miller	4,076	138,407	—	—	647	10,125	3,376	156,631
Mr. Christy	—	—	8,250	1,500	—	12,516	2,335	24,601
Mr. Proctor	4,065	8,766	8,250	1,500	8,893	12,516	3,040	47,030
Mr. Buchanan	2,244	14,502	8,250	1,500	—	11,916	2,481	40,893
(4) Reflects Mr. Christy’s signing bonus paid in connection with his commencement of employment with us on June 26, 2017.
Employment Agreements
Fidelity and the Bank entered into an employment agreement in December 2014 with James B. Miller, Jr. as Chairman and Chief Executive Officer of Fidelity and Chairman of the Bank and with H. Palmer Proctor, Jr., as President of Fidelity and President and Chief Executive Officer of the Bank, in each case for a three-year period effective January 1, 2015. The Compensation Committee approved the renewal of the employment agreements with Messrs. Miller and Proctor on March 8, 2018 (which renewed agreement no longer provides for an excise tax gross-up payment for purposes of Code Section 280G). The term of each agreement is subject to extension upon mutual agreement; provided, however, that in the event of a change in control, the term of each agreement will automatically be extended until the earlier of the third anniversary of such change in control or the executive’s termination of employment. The employment agreements provide for a base salary for each of Messrs. Miller and Proctor of $800,000 and $500,000 per year, respectively, and provide that each of Messrs. Miller and Proctor will be eligible for incentive compensation in an amount as determined by the Compensation Committee following its evaluation of corporate and individual performance during the applicable calendar year. The employment agreements provide that, during the period commencing on the date that is one year prior to a change of control and ending at the end of the employment period, each of Messrs. Miller and Proctor: (i) will receive a base salary equal to the greater of the highest base salary in effect during the 12 months prior to the date that is one year prior to a change of control and the highest base salary in effect during the year prior to a change of control; (ii) will receive incentive, retirement and other benefit opportunities no less favorable, in the aggregate, than those provided by Fidelity during the one year prior to the change in control; and (iii) the method of calculating incentive compensation during the employment period after a change in control may not be changed in any manner that would result in the executive receiving less total incentive compensation from the maximum amount that would have been paid using the methods of calculating incentive compensation in effect prior to the change in control.
The employment agreements provide that Fidelity will indemnify Messrs. Miller and Proctor and advance expenses incurred by them in any proceeding brought against them as a director or officer of Fidelity to the fullest extent permitted under the Articles of Incorporation and Bylaws of Fidelity and the Georgia Business Corporation Code. In the event of a dispute relating to the agreement, Fidelity agrees to pay or reimburse Messrs. Miller and Proctor for all legal fees and expenses incurred, irrespective of the disposition of the dispute, provided that the reasonableness of the fees must be determined by an independent arbitrator, using standard legal principles.
Grants of Plan-Based Awards for 2018
There were no grants of plan-based awards to the named executive officers in 2018 for performance in 2017.
Outstanding Equity Awards at December 31, 2018
The following table sets forth the outstanding equity awards at December 31, 2018, for the named executive officers:

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($) (3)
James B. Miller, Jr.	-	-
Charles D. Christy	2,969(1)	77,253
H. Palmer Proctor, Jr.	-	-
David Buchanan	50,000(2)	1,301,000
(1) 1,484 shares vest on June 26, 2019, and 1,485 shares vest on June 1, 2020.
(2) 16,667 shares vested on January 22, 2019, 16,666 shares vest on June 15, 2019, and 16,667 shares vest on June 15, 2020.
(3) The market value is based on the closing price of the Company’s Common Stock on December 31, 2018 ($26.02).
Option Exercises and Stock Vested for 2018
The table below sets forth the value realized upon vesting of restricted stock awards for the named executive officers during 2018.

	Stock Awards
Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($) (1)
James B. Miller, Jr. (2)	208,333	5,239,993
Charles D. Christy	1,485	39,011
H. Palmer Proctor, Jr. (3)	125,000	3,144,000
David Buchanan	33,333	826,993
(1) Represents the value realized by multiplying the number of restricted stock awards vesting by the closing price of the Company’s Common Stock on the date of vesting.
(2) Includes 125,000 shares of Restricted Stock accelerated to vest 12/26/2018: 41,667 shares from grant 01/21/2016, and 83,333 shares from grant 06/15/2017.
(3) Includes 75,000 shares of Restricted Stock accelerated to vest 12/26/2018: 25,000 shares from grant 01/21/2016, and 50,000 shares from grant 06/15/2017.
Pension Benefits
The following table presents selective retirement benefit information for 2018 for each named executive officer that was a participant in the Salary Continuation Plan.

Name	Plan Name	Number of Years of Credited Service (1)	Present Value of accumulated Benefit ($) (2)	Payments During 2018
James B. Miller, Jr.	Salary Continuation Agreement	4.00	4,265,055	—
Charles D. Christy	N/A	—	—	—
H. Palmer Proctor, Jr.	Salary Continuation Agreement	4.00	525,861	—
David Buchanan	Salary Continuation Agreement	4.00	1,410,629	—

(1) Credited service years under the SERP Agreements differ from years of actual service with the Company. Vesting under the SERP agreements is based on years of service since employment and the formula used to calculate accumulated benefits under ASC 710 is based on years of plan participation. Each named executive officer’s actual number of years of service with the Company is: Mr. Miller, 42; Mr. Proctor, 29; and Mr. Buchanan, 23.
(2)The SERP Agreements are accounted for utilizing ASC 710 with a discount rate of 3.34% as of December 31, 2018.
The SERP Agreements between the Bank and Messrs. Proctor and Buchanan provide that each such NEO will receive annual payments of $300,000 and $250,000, respectively, upon attaining the age of 65 (“normal retirement age”), with such payments payable monthly over a period of 180 months (15 years). The SERP Agreement between the Bank and Mr. Miller provides that upon attaining the age of 80 (“eligible age”), Mr. Miller is entitled to a single lump sum payment equal to the present value of an annual benefit of $500,000, based on the assumption that the annual benefit is payable for 15 years in equal monthly installments at the beginning of each month. Each named executive officer is also entitled to certain payments upon termination of employment prior to attaining the age to receive the benefit described above, or in the event of a change in control prior to attaining such age, as follows:

•
Unless a change in control has previously occurred, upon the executive’s termination of employment prior to normal retirement age or eligible age, as applicable, for reasons other than death or termination without cause, Fidelity will pay to Messrs. Proctor and Buchanan, a fixed amount that fully amortizes the “accrual balance” (which is the liability that should be accrued by Fidelity under GAAP) existing at the end of the month immediately before the month in which termination of employment occurs, amortizing that accrual balance over 180 months and taking into account interest at the discount rate or rates established by the administrator, which benefit will be paid in equal monthly installments on the first day of the month, beginning with the later of (x) the seventh month after the executive’s termination of employment, or (y) the month immediately after the month in which the executive attains normal retirement age or eligible age, as applicable. The benefit will be paid to the executive in monthly installments for 180 months. In the case of Mr. Miller, an amount equal to the accrual balance, paid in a single lump sum on the first day of the seventh month after the month in which his termination of employment occurs.

•	If the executive’s employment is terminated by Fidelity for “cause” (as defined in the SERP Agreement), then no benefit will be paid.

•
If the executive dies prior to normal retirement age or eligible age, as applicable, then the executive’s beneficiary will be entitled to an amount equal to the accrual balance existing as of the executive’s death, paid in a single lump sum.

•
Upon the occurrence of a change in control occurs prior to the executive reaching normal retirement age or eligible age, as applicable, and prior to a termination of employment, Fidelity will pay to the executive an amount equal to the accrual balance in a single lump sum on the date of the change in control.

The payment of the benefits to each NEO is subject to forfeiture provisions if such named executive officer’s employment is terminated with cause, or if such named executive officer makes any material misstatement of fact on any application or resume provided to Fidelity or on any application for benefits provided by Fidelity, or is subject to a final removal, or prohibition order issued by an appropriate federal banking agency under the Federal Deposit Insurance Act.
2018 Nonqualified Deferred Compensation
The following table sets forth the nonqualified deferred compensation transactions for the year ended December 31, 2018, and the aggregate balance at December 31, 2018, for the named executive officers:

Name	Executive contributions in last FY (1) ($)	Company contributions in last FY (2) ($)	Aggregate earnings in last FY ($)	Aggregate balance at last FY (3) ($)
James B Miller, Jr.	-	-	-	-
Charles D. Christy	100,000	-	(8,471)	191,529
H. Palmer Proctor, Jr.	-	-	-	-
David Buchanan	129,800	-	(92,299)	1,863,155
(1) Mr. Buchanan’s contribution to the plan is included in the amount reported as “Salary” in the Summary Compensation Table for fiscal year 2018.
(2) Pursuant to the terms of Mr. Christy’s offer letter, the Company made an annual contribution of $100,000 to his deferred compensation account in January 2018.
(3) Includes amounts previously reported in the Summary Compensation Table, in the previous years when earned if that executive officer’s compensation was required to be disclosed in a previous year. Amounts previously reported in such years include previously earned, but deferred, salary and non-equity incentive plan compensation.
The Company maintains a nonqualified deferred compensation plan for executive officers pursuant to which they have an opportunity to defer amounts in addition to that which may be deferred under the 401(k) Plan. Under the nonqualified deferred compensation plan, the Board or its designee specifies the employees eligible to participate in the plan and the effective date and period of each such employee’s eligibility to participate. The amount deferred by the participant is deducted each pay period in which the participant has compensation during the period of participation. Upon written notice by December 31st each year, a participant may increase, decrease, or discontinue the deferral election for the following year. A participant’s interest in the account is 100% vested and non-forfeitable.
The participant’s account is credited with earnings (or losses) determined assuming the amounts credited to the account were invested in the investment funds the participant has selected from the funds made available from time to time under the plan for such purpose.
Unless the participant has specified a date for the commencement of distributions, on the participant’s termination of service with, or retirement from, the Company, the amounts credited to the account will be paid in accordance with the most recent effective payment election filed by the participant, commencing as soon as feasible after such termination of service or retirement; provided that any amounts payable to a “specified employee” (as defined in Section 409A) will be delayed for at least six months following his termination of employment (or, if earlier, the date of such participant’s death). If the participant becomes disabled, or upon the death of the participant, then his or her account balance will be paid out in a lump sum as soon as practical after such disability or death, as the case may be.
In no event will a distribution of any part of a participant’s account be made prior to the earliest of (i) the participant’s termination of service unless the participant has specified a later date in an election then in effect, (ii) the date specified by the participant in the most recent election then in effect, (iii) the date the participant becomes disabled, (iv) the death of the participant, or (v) the occurrence of an unforeseeable emergency.
At the end of each year, the Board (or its designee) determines whether there will be an employer contribution credit for the year. Such determination is made on an individual participant basis, with the Board having absolute discretion to determine whether an individual participant will be credited with an employer contribution, the amount of such contribution, and the conditions the participant must satisfy to be credited with such contribution. Although the plan permits Company contributions, there have been no Company contributions to this plan for the past five years, with the exception of $100,000 contributed to Mr. Christy’s deferred compensation account in January 2018, per the terms of his offer letter.
Potential Payments Upon Termination or Change in Control
As described above, the Company has entered into agreements and maintains plans that may require the Company to make payments and/or provide benefits to our named executive officers in the event of termination of employment or a change in control. The paragraphs below summarize the material terms of such agreements with our named executive officers.
Employment Agreements. The Company maintains an employment agreement with each of Messrs. Miller and Proctor.
Termination without Cause; Resignation for Good Reason. Pursuant to the terms of the employment agreement, if Fidelity terminates the executive for any reason other than for cause, death, or total disability, or if the executive terminates employment for good reason, then the executive will receive, upon execution of a general release of claims, the following severance benefits:

•	a severance payment equal to three times his “final compensation,” less the Employment Agreement Restrictive Covenant Payment (defined below), paid in installments over a 36-month period;

•	outplacement services up to a total cost of $20,000 for up to two years, or until the executive obtains full-time employment, whichever comes first;

•	continued participation in Fidelity’s employee benefit programs for 18 months after the date of termination on the same basis as other executives; and

•
a payment as additional consideration for the restrictive covenants in the employment agreement equal to 60% of the executive’s base salary for each year or portion thereof during 18-month restricted period, paid in installments over a 36-month period (the “Employment Agreement Restrictive Covenant Payment”).

For purposes of the employment agreements, the term “final compensation” means (i) base salary if the termination of employment occurs more than one year prior to a change of control, or (ii) the highest of the executive’s compensation for the 12 month period immediately preceding a change of control, the executive’s base salary in effect immediately preceding the change of control, or the executive’s base salary set at any time during the employment period if the termination occurs within one year of a change of control.
Termination for Cause; Voluntary Resignation; Death; Disability. Pursuant to the terms of the employment agreement, if Fidelity terminates the executive for cause, or by reason of his death or total disability, or the executive terminates employment without good reason, then the executive will not be entitled to any compensation under the agreement other than the Employment Agreement Restrictive Covenant payment.
Restrictive Covenants. The employment agreements provide that if the executive’s employment is terminated for any reason other than by Fidelity, then for a period of 18 months after such termination, he will not engage in a competitive business within a 50 mile radius of Fidelity’s headquarters in Atlanta. If the executive’s employment is terminated for any reason, then for a period of 18 months after such termination, the executive will not solicit customers or employees of Fidelity, and will not disclose any confidential information of Fidelity.
Life Insurance Policies. The employment agreements provide that Fidelity will maintain during the executive’s lifetime, regardless of the termination of his employment or employment agreement for any reason, insurance policies in the aggregate face amount of $8.0 million, in the case of Mr. Miller, and $1.5 million, in the case of Mr. Proctor, payable to his designated beneficiaries or his estate.
Executive Continuity Agreements. The Company maintains an executive continuity agreement with each of Messrs. Buchanan and Christy.
Termination without Cause; Resignation for Good Reason. If, during the one year prior to or following a change in control, the executive is terminated other than for cause, death, or total disability or the executive terminates his employment for good reason, the executive will, upon execution of a general release of claims, receive the following severance benefits:

•	an amount equal to one time his “final compensation” (as defined above) less the Continuity Agreement Restrictive Covenant Payment (as defined below), paid in installments over a 12-month period;

•	in the case of Mr. Buchanan, continued participation in Fidelity’s employee benefit programs for 12 months after the date of termination on the same basis as other executives;

•
in the case of Mr. Christy, Fidelity will fully subsidize the otherwise required premium payment for any health care continuation coverage (e.g., COBRA), which is required by applicable law for a period of six months, and if such termination occurs within one year after a change of control, then Fidelity will subsidize such payments for a period of 12 months;

•	in the case of Mr. Buchanan, the life insurance policy in the face amount of $500,000 payable to Mr. Buchanan’s beneficiaries will be maintained;

•	outplacement services up to a total cost of $20,000 for up to two years; and

•
a payment as additional consideration for the restrictive covenants in his employment agreement equal to 40% of his base salary for each year or portion thereof during 18-month restricted period, paid in installments over a 12-month period (the “Continuity Agreement Restrictive Covenant Payment”).

Termination for Cause; Voluntary Resignation; Death; Disability. Pursuant to the terms of the continuity agreements, if Fidelity terminates the executive for cause, or by reason of his death or total disability, or the executive terminates employment without good reason, then the executive will not be entitled to any additional compensation under the agreement other than the Continuity Agreement Restrictive Covenant payment.
Restrictive Covenants. The continuity agreements provide that if the executive’s employment is terminated for any reason, then for a period of 12 months after such termination, he will not engage in a competitive business within a 50 mile radius of Fidelity’s headquarters in Atlanta. If the executive’s employment is terminated for any reason, then for a period of 12 months after such termination, the executive will not solicit customers or employees of Fidelity, and will not disclose any confidential information of Fidelity.
Equity Awards. Pursuant to the agreements evidencing awards granted under the Equity Incentive Plan, as amended (the “Equity Plan”) upon the executive’s death or disability, an amount equal to 33 1/3% more than the amount at which the Award was vested on the date of termination shall vest on the date of termination up to a maximum of 100% vested. Upon the occurrence of a change in control, the Compensation Committee may, but is not required to, accelerate the vesting of outstanding restricted stock awards.
Estimated Payments to Named Executive Officers upon Termination of Employment under Various Circumstances or a Change in Control.
The following tables set forth the estimated value of the payments and benefits described above to each of our NEOs upon termination of employment under various circumstances or a change in control. The amounts shown assume that the triggering events occurred on December 31, 2018. Messrs. Miller, Buchanan, and Proctor will also be entitled to amounts under the Salary Continuation Agreements Plan as described in the Pension Benefits table elsewhere in Item 11 of this Form 10-K.

Name	Termination without Cause or Resignation for Good Reason (With CIC) (1) ($)	Termination without Cause or Resignation for Good Reason (No CIC) (4) ($)	Termination for Cause; Voluntary Resignation ($)	Death or Disability ($)	Change in Control (No Termination of Employment) ($)
James B. Miller, Jr.
Severance Payment	3,540,000	3,540,000	—	—	—
NonCompete Payment	480,000	480,000	480,000	—	—
Benefit Plan Continuation	20,252	20,252	—	—	—
Outplacement Services	20,000	20,000	—	—	—
Acceleration of Equity Awards (2)	—	—	—	—	—
Total	4,060,252	4,060,252	480,000	—	—
Charles D. Christy
Severance Payment	531,000	—	—	—	—
NonCompete Payment	—	144,000	144,000	—	—
Benefit Plan Continuation	14,851	—	—	—	—
Outplacement Services	20,000	—	—	—	—
Acceleration of Equity Awards (2)	77,253 (3)	—	—	51,468	77,253 (3)
Total	643,104	144,000	144,000	51,468	77,253
H. Palmer Proctor, Jr.
Severance Payment	2,212,500	2,212,500	—	—	—
NonCompete Payment	300,000	300,000	300,000	—	—
Benefit Plan Continuation	23,335	23,335	—	—	—
Outplacement Services	20,000	20,000	—	—	—
Acceleration of Equity Awards (2)	—	—	—	—	—
Total	2,555,835	2,555,835	300,000	—	—
David Buchanan
Severance Payment	590,000	—	—	—	—
NonCompete Payment	—	160,000	160,000	—	—
Benefit Plan Continuation	14,397	—	—	—	—
Outplacement Services	20,000	—	—	—	—
Acceleration of Equity Awards (2)	1,301,000 (3)	—	—	1,301,000	1,301,000 (3)
Total	1,925,397	160,000	160,000	1,301,000	1,301,000
(1) Assumes that Messrs. Buchanan, and Christy incur a qualifying termination within one year prior to, or one year following, a change in control.
(2) Value reflects outstanding shares of restricted stock multiplied by a closing stock price of $26.02 on December 31, 2018.
(3) Assumes that the Compensation Committee elects to accelerate the vesting of outstanding equity awards.
(4) Assumes that Messrs. Buchanan and Christy incur a qualifying termination more than one year prior to, or more than one year following, a change in control.
Director Compensation
Director compensation is reviewed periodically by the Compensation Committee and adjustments are recommended to the Board. During 2018, each non-employee director of Fidelity received a $45,000 annual retainer, paid in four quarterly installments, divided equally between Fidelity and the Bank, and an annual restricted stock award valued at $45,000 with a two-year vesting requirement. Directors may elect to receive up to 100% of the annual cash retainer in shares of restricted stock. Our Lead Director and the Chairman of each Board Committee received an additional $10,000 cash retainer to appropriately recognize the additional time and responsibility required of the roles. The retainers are believed to be competitive and appropriate to attract and retain well-qualified and committed members.

Name	Fees Earned or Paid in Cash	Restricted Stock Awards (3) ($)	Total
Major General (Ret) David R. Bockel (1)	$55,000	51,278	$106,278
Rodney D. Bullard (2)	$39,375	—	$39,375
Wm. Millard Choate (2)	$55,000	51,278	$106,278
Dr. Donald A. Harp, Jr. (1)	$55,000	51,278	$106,278
Kevin S. King, Esq. (2)	$55,000	51,278	$106,278
William C. Lankford, Jr. (1)	$55,000	51,278	$106,278
Gloria A. O’Neal (1)	$45,208	—	$45,208
W. Clyde Shepherd III (2)	$45,000	51,278	$96,278
Rankin M. Smith, Jr. (2)	$45,000	51,278	$96,278
(1) Each of these non-employee directors received stock in lieu of cash for 50% of their director fees. The number of shares of stock received by each such director is: Mr. Bockel, 1,108; Dr. Harp, 1,112; Mr. Lankford, 1,099; and Ms. O’Neal, 888.
(2) Each of these non-employee directors received stock in lieu of cash for 100% of their director fees. The number of shares of stock received by each such director is: Mr. Bullard, 1,550; Mr. Choate, 2,186; Mr. King, 1,879; Mr. Shepherd, 1.814; and Mr. Smith, 1,826.
(3) Each non-employee director was awarded 10,000 nonqualified stock options on January 18, 2018, with an option exercise price of $23.75, an option expiration date of January 18, 2023, and a vesting schedule of one-third for three years beginning January 18, 2019. At December 31, 2018, each non-employee director held the following number of outstanding stock options in the aggregate: Mr. Bockel, 30,000; Mr. Choate, 40,000; Dr. Harp, 33,332; Mr. King, 40,000; Mr. Lankford 29,999; Mr. Shepherd, 40,000; and Mr. Smith 29,999.
Ms. O’Neal and Mr. Bullard did not receive stock options in 2018 because they joined the Board of Directors after the grants were made.
James B. Miller, Jr., the Company’s Chairman and Chief Executive Officer, and H. Palmer Proctor, Jr., the Company’s President, are not included in the above table as they are employees of the Company and receive no compensation for their services as directors. The compensation received by Messrs. Miller and Proctor as employees of the Company is shown in the Summary Compensation Table above.
CEO Pay Ratio
As required by Section 953(b) of the Dodd-Frank Wall Street Reform and Consumer Protection Act, and Item 402(u) of Regulation S-K, we are providing the following information about the relationship of the annual total compensation of our employees and the annual total compensation of Mr. Miller, our Chief Executive Officer. The pay ratio included in this information is a reasonable estimate calculated in a manner consistent with Item 402(u) of Regulation S-K.
For 2018, our last completed fiscal year:

•	The median of the annual total compensation of all employees of the Company (other than our Chief Executive Officer) was $97,732; and

•	The annual total compensation of our Chief Executive Officer, as reported in the Summary Compensation Table presented elsewhere in this Proxy, was $2,433,197.
Based on this information, for the 2018 fiscal year, the ratio of the annual total compensation of Mr. Miller, our Chief Executive Officer, to the median of the annual total compensation of all employees was 25 to 1.
To identify the median of the annual total compensation of all our employees, as well as to determine the annual total compensation of the “median employee,” the methodology and the material assumptions, adjustment and estimates that we used were as follows:

•	We selected December 1, 2018, as the date upon which we would identify the “median employee.”

•
The Compensation Committee identified the median employee by examining the 2018 total cash compensation of all individuals who were employed by the Bank on December 31, 2018, (whether employed on a full-time, part-time, or seasonal basis).

•	After identifying the median employee, the annual total compensation for such employee was calculated using the same methodology used for the NEOs as set forth in the 2018 Summary Compensation Table.

Compensation Committee Interlocks and Insider Participation
The members of the Compensation Committee of the Board of Directors are Kevin S. King, Esq. (Chairman), Dr. Donald A. Harp, Jr., W. Clyde Shepherd III, and Rankin M. Smith, Jr. No member of the Compensation Committee is or was an officer or employee of Fidelity or any subsidiary. There are no Compensation Committee interlocks between Fidelity and other entities involving Fidelity’s executive officers and members of the Board of Directors who serve as executive officer or board member of such other entities, other than the following: H. Palmer Proctor, Jr. serves on the compensation committee of the board of directors of Choate Construction Company, of which Wm. Millard Choate serves as President. Both Mr. Proctor and Mr. Choate serve on our Board of Directors.
Compensation Committee Report on Executive Compensation
The Compensation Committee is composed entirely of non-employee directors, each of whom has been determined in the Board’s business judgment to be independent based on the NASDAQ independence standards.
The Compensation Committee has reviewed Fidelity’s Compensation Discussion and Analysis for the fiscal year ended December 31, 2018, and has discussed the contents with management.
Based upon the review and discussion noted above, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K and the 2018 Annual Report. The Compensation Discussion and Analysis sets forth the committee’s (1) description of each senior executive officer compensation plan and explanation of how each named executive officer compensation arrangement does not encourage the senior executive officers to take unnecessary and excessive risks that threaten the value of the financial institution, (2) identification of the employee compensation plans and explanation of how any unnecessary risks posed by the plans have been limited, and (3) explanation of how the employee compensation plans do not encourage the manipulation of reported earnings to enhance the compensation of any employee.
Kevin S. King, Esq., Chairman
Dr. Donald A. Harp, Jr.
Wm. Clyde Shepherd III
Rankin M. Smith, Jr.
Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The following table reflects the number of shares of Common Stock beneficially owned as of February 28, 2019, by (1) each person known to be the beneficial owner of more than five percent of the Common Stock, (2) each director, (3) each named executive officer, and (4) all directors and executive officers as a group.
Unless otherwise indicated, each of the named individuals and each member of the group have sole, or shared voting power, or investment power with respect to the shares shown. Unless otherwise indicated, the address of each person or entity named in the table is c/o Fidelity Southern Corporation, 3490 Piedmont Road NE, Suite 1550, Atlanta, Georgia 30305.
The number of shares beneficially owned by each shareholder is determined under rules promulgated by the SEC. The information is not necessarily indicative of beneficial ownership for any other purpose. Under these rules, beneficial ownership includes any shares as to which the individual has sole, or shared voting power, or investment power and any shares as to which the individual has the right to acquire beneficial ownership within 60 days of February 28, 2019, through the exercise of any stock option, warrant, or other right. The inclusion in the following table of those shares, however, does not constitute an admission that the named shareholder is a direct or indirect beneficial owner of those shares.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
BlackRock Institutional Trust Company, N.A. 400 Howard Street San Francisco, CA 94105-2618	3,316,850	(1)	12.02
RMB Capital Holdings, LLC 115 S. LaSalle Street, 34th Floor Chicago, IL 60603	1,995,163	(1)	7.23
Dimensional Fund Advisors 6300 Bee Cave Road, Building One Austin, TX 78746	1,973,518	(1)	7.15
The Vanguard Group 100 Vanguard Blvd. Malvern, PA 19355	1,390,703	(1)	5.04
James B. Miller, Jr.	3,187,499	(2)	11.51
Major General (Ret) David R. Bockel	53,217	(3)	*
Rodney D. Bullard	3,277		*
Wm. Millard Choate	271,147	(4)	*
Dr. Donald A. Harp, Jr.	48,596	(5)	*
Kevin S. King, Esq.	87,331	(6)	*
William C. Lankford, Jr.	33,921	(7)	*
Gloria A. O’Neal	4,290		*
H. Palmer Proctor, Jr.	556,784	(8)	2.02
W. Clyde Shepherd III	402,738	(9)	1.46
Rankin M. Smith, Jr.	290,179	(10)	1.05
Charles D. Christy	11,053		*
David Buchanan	274,259		*
All directors and executive officers as a group (13 persons)	5,224,291	(11)	18.93
* Less than 1%
(1) Amount based on a review of the Schedule 13G/A filed with the SEC by each beneficial owner.
(2) Includes 13,151 shares held by one of Mr. Miller’s grandchildren, and 264,044 shares held by a family partnership, a company of which Mr. Miller and his wife’s trust own 40%. Also includes 112,499 shares owned by his wife’s trust, and 2,565,701 shares pledged as security for loans from unaffiliated parties for business investments and estate planning purposes.
(3) Includes 20,001 shares that Major General (Ret) Bockel has the right to acquire pursuant to outstanding stock options and 297 shares held by his wife.
(4) Includes 30,001 shares that Mr. Choate has the right to acquire pursuant to outstanding stock options.
(5) Includes 23,333 shares that Dr. Harp has the right to acquire pursuant to outstanding stock options.
(6) Includes 30,001 shares that Mr. King has the right to acquire pursuant to outstanding stock options and 42,152 shares held by his wife.
(7) Includes 20,000 shares that Mr. Lankford has the right to acquire pursuant to outstanding stock options and 3,000 shares held by his wife.
(8) Includes 25,858 shares held by Mr. Proctor’s children and 22,294 shares held by his wife, as well as 247,671 shares held by Brooks County Trust of which Proctor is co-trustee.
(9) Includes 30,001 shares that Mr. Shepherd has the right to acquire pursuant to outstanding stock options, 39,998 shares held by a Shepherd family foundation, 5,784 shares held by a family partnership, and 2,078 shares held by Mr. Shepherd’s child.
(10) Includes 20,000 shares that Mr. Smith has the right to acquire pursuant to outstanding stock options, 6,305 shares held by trust, and 334 shares held by his wife.
(11) Includes 173,337 shares that the beneficial owners have the right to acquire pursuant to outstanding stock options.
Change in Control
As previously disclosed, on December 17, 2018, Fidelity entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Ameris Bancorp (“Ameris”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth, Fidelity will merge with and into Ameris (the “Merger”), in an all-stock transaction, with Ameris surviving the Merger. Immediately following the Merger, the Bank will merge (the “Bank Merger”) with and into Ameris’s wholly owned bank subsidiary, Ameris Bank. Ameris Bank will be the surviving entity in the Bank Merger. The Merger Agreement was unanimously approved by the board of directors of each of Fidelity and Ameris. The closing of the transactions contemplated by the Merger Agreement is subject to the approval of Fidelity’s shareholders, regulators, and certain other customary closing conditions. See “Business,” “Risk Factors” and Note 1 to Fidelity’s consolidated financial statements.

Securities Authorized for Issuance Under Equity Compensation Plans
Disclosures required by Item 201(d) of Regulation S-K appear in Item 5 of this Form 10-K.
Item 13.        Certain Relationships and Related Transactions, and Director Independence
Certain Relationships and Related Party Transactions
Fidelity has a written related person transaction policy that governs the identification, approval, ratification, and monitoring of any transaction that would be required to be disclosed pursuant to Item 404 of Regulation S-K under the Securities Act of 1933. The Board of Directors of Fidelity must approve all such transactions under the policy. No member of the Board of Directors may participate in any review or approval of a transaction with respect to which such member or any of his family members is a related person.
During 2018, the Bank paid $859,000 to Choate Construction Company, of which Mr. Choate, a director in 2018, is the President and a shareholder. The payments were in connection with remodeling or renovating branches for the Bank. This amount represents less than 0.08% of Choate Construction Company’s total annual revenue. Of that amount, the Choate Construction Company received just $118,000 in construction management fees, and the balance was passed through to independent contractors managed by, but not related to, Choate. The Board of Directors approved the transactions, with Mr. Choate abstaining, determining that they were made on terms no less favorable than the terms generally available to an unaffiliated third party under the same or similar circumstances, and complied with Fidelity’s established policy. After review of the facts, it has been determined that Mr. Choate is still considered independent under the NASDAQ Marketplace Rule.
The Bank has had, and expects to have in the future, loans and other banking transactions in the ordinary course of business with directors (including our independent directors) and executive officers of Fidelity and its subsidiaries, including members of their families, or corporations, partnerships, or other organizations in which such officers or directors have a controlling interest. These loans are made on substantially the same terms (including interest rates and collateral) as those prevailing at the time for comparable transactions with unrelated parties. Such loans do not involve more than the normal risks of repayment nor present other unfavorable features. As of December 31, 2018, the Bank had loan commitments to executive officers and directors and their controlled entities aggregating approximately $58.6 million, with $28.1 million of loans outstanding.
Director Independence
Fidelity’s Board of Directors has determined that each member of its Board, other than James B. Miller, Jr., Chief Executive Officer of Fidelity, and H. Palmer Proctor, Jr., President of Fidelity, were “independent” during 2018, as defined in the NASDAQ Marketplace Rules.
Item 14.        Principal Accountant Fees and Services
The following table sets forth the fees paid by Fidelity for audit and other services provided by Ernst & Young LLP for fiscal years 2018 and 2017:

($ in ones)	2018	2017
Audit Fees(1)	$848,216	$729,218
Audit-Related Fees(2)	31,250	34,500
Tax Fees(3)	—	—
All Other Fees (4)	275,750	—
Total	$1,155,216	$763,718
(1) Audit fees represent fees for professional services provided in connection with the audit of our annual consolidated financial statements and internal control over financial reporting, review of periodic reports, and other documents filed with the SEC, including the quarterly financial statements included in Forms 10-Q, and services that are normally provided in connection with statutory or regulatory filings or engagements.
(2) Audit-related fees represent assurance and related services that are reasonably related to the performance of the audit or review of our financial statements. This category includes fees related to accounting consultations, employee benefit plan audits and attestation services.
(3) There were no fees billed to the Company by Ernst & Young LLP for professional services rendered for tax compliance, tax advice and tax planning for the fiscal years ended December 31, 2018, and December 31, 2017.
(4) All other related fees represent fees for professional services provided in connection with the proposed Merger with Ameris Bancorp previously disclosed on December 17, 2018. There were no all other related fees in 2017.
The Audit Committee approved all audit services provided by Fidelity’s independent registered public accountants during 2018 and 2017 on a case-by-case basis in advance of each engagement. The Audit Committee has delegated to the Chairman of the Audit Committee the authority to pre-approve non-audit services not prohibited by law to be performed by Fidelity’s independent registered public accounting firm and associated fees for any non-audit service, provided that the Chairman shall report any decisions to pre-approve such non-audit services and fees to the full Audit Committee at its next regular meeting. None of the fees paid to the independent registered public accounting firm were approved by the Audit Committee after the services were rendered pursuant to the “de minimis” exception by the SEC for the provision of non-audit services.

PART IV
Item 15.        Exhibits and Financial Statement Schedules

(a)	Documents filed as part of this Report

1.	Financial Statements

2.	Financial Statement Schedules
All financial statement schedules are omitted as the required information is inapplicable or the information is presented in the Consolidated Financial Statements and the Notes thereto in Item 8 above.

3.	Exhibits
The exhibits filed herewith or incorporated by reference to exhibits previously filed with the SEC are set forth in Item 15(b)

(b)	Exhibits
The following exhibits are required to be filed with this Report by Item 601 of Regulation S-K:

		Incorporated by Reference
Exhibit No.	Name of Exhibit	Form	Filing Date	Exhibit No.	SEC File No.

2(a)*	Agreement and Plan of Merger dated as of October 26, 2015 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc.	8-K	October 27, 2015	2.1	000-22374

2(b)*	Second Amendment to Agreement and Plan of Merger dated as of February 25, 2016 by and between Fidelity Southern Corporation and American Enterprise Bankshares, Inc.	8-K	March 2, 2016	2.1	000-22374

2(c)*	Agreement and Plan of Merger dated as of December 17, 2018 by and between Ameris Bancorp and Fidelity Southern Corporation	8-K	December 17, 2018	2.1	000-22374

3(a)*	Amended and Restated Articles of Incorporation of Fidelity Southern Corporation, as amended effective December 16, 2008	10-K	March 17, 2009	3(a)	000-22374

3(b)*	Articles of Amendment to the Articles of Incorporation of Fidelity Southern Corporation	8-K	November 23, 2010	3.1	000-22374

3(c)*	Bylaws of Fidelity Southern Corporation, as amended	10-Q	September 30, 2007	3(b)	000-22374

3(d)*	Amendment to Bylaws of Fidelity Southern Corporation	8-K	November 23, 2010	3.2	000-22374

4(a)*	See Exhibits 3(a) and 3(b) for provisions of the Amended and Restated Articles of Incorporation, as amended, and Bylaws, which define the rights of the shareholders	-	-	-	000-22374

4(b)*	Form of Global Note representing the Fixed/Floating Rate Subordinated Notes due 2030 of Fidelity Bank	8-K	June 3, 2015	4.1	000-22374

4(c)*	Fidelity Southern Corporation Direct Stock Purchase and Dividend Reinvestment Plan	S-3	May 4, 2018	5.1	333-224696

10(a) # *	Fidelity Southern Corporation Defined Contribution Master Plan and Trust Agreement and related Adoption Agreement, as amended	10	August 27, 1993	10(a)	000-22374

10(b) # *	Amended and Restated Supplemental Deferred Compensation Plan	8-K	January 25, 2006	10.7	000-22374

10(c) # *	Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006	8-K	May 3, 2006	10.1	000-22374

10(d) # *	First Amendment to the 2006 Fidelity Southern Corporation Equity Incentive Plan	S-8	June 17, 2011	99(a)	333-174956

10(e) # *	Second Amendment to the 2006 Fidelity Southern Corporation Equity Incentive Plan	S-8	August 21, 2012	99(a)	333-183458

10(f) # *	Forms of Stock Option Agreements for the Fidelity Southern Corporation Equity Incentive Plan dated April 27, 2006	8-K	January 18, 2007	10.1	000-22374

10(g)*	Warrant to Purchase up to 2,266,458 shares of Common Stock, dated December 19, 2008	8-K	December 19, 2008	4.1	000-22374

10(h)*	Letter Agreement, dated December 19, 2008, including Securities Purchase Agreement-Standard Terms, incorporated by reference therein, between the Company and the United States Department of the Treasury	8-K	December 19, 2008	10.1	000-22374

10(i)*	Securities Purchase Agreement dated May 26, 2011	8-K	May 26, 2011	10.1	000-22374

10(j)*	Registration Rights Agreement dated May 26, 2011	8-K	May 26, 2011	10.2	000-22374

10(k) # *	Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015	8-K	December 24, 2014	10.3	000-22374

10(l) # *	Incentive Compensation Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015	8-K	December 24, 2014	10.4	000-22374

10(m) # *	Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and Stephen H. Brolly effective January 1, 2015	8-K	December 24, 2014	10.5	000-22374

10(n) # *	Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and David Buchanan effective January 1, 2015	8-K	December 24, 2014	10.6	000-22374

10(o) # *	Salary Continuation Agreement by and between Fidelity Bank and James B. Miller, Jr. effective January 1, 2015	8-K	December 24, 2014	10.7	000-22374

10(p) # *	Salary Continuation Agreement by and between Fidelity Bank and H. Palmer Proctor, Jr. effective January 1, 2015	8-K	December 24, 2014	10.8	000-22374

10(q) # *	Salary Continuation Agreement by and between Fidelity Bank and Stephen H. Brolly effective January 1, 2015	8-K	December 24, 2014	10.9	000-22374

10(r) # *	Salary Continuation Agreement by and between Fidelity Bank and David Buchanan effective January 1, 2015	8-K	December 24, 2014	10.10	000-22374

10(s) # *	Form of Split Dollar Life Insurance Agreement by and between Fidelity Bank and each Fidelity officer entering into Salary Continuation Agreements	8-K	December 24, 2014	10.11	000-22374

10(t)*	Form of Note Purchase Agreement	8-K	June 3, 2015	10.1	000-22374

10(u) # *	Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Charles D. Christy effective June 26, 2017	10-K	March 16, 2018	10(u)	000-22374

10(v) # *	Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Stephen S. Brolly effective June 26, 2017	10-K	March 16, 2018	10(v)	000-22374

10(w) # *	Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and James B. Miller, Jr. effective January 1, 2018	10-K	March 16, 2018	10(w)	000-22374

10(x) # *	Employment Agreement by and among Fidelity Southern Corporation, Fidelity Bank, and H. Palmer Proctor, Jr. effective January 1, 2018	10-K	March 16, 2018	10(x)	000-22374

10(y) # *	Amendment to Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and Charles D. Christy effective March 8, 2018	10-K	March 16, 2018	10(y)	000-22374

10(z) # *	Amendment to Executive Continuity Agreement by and among Fidelity Southern Corporation, Fidelity Bank and David Buchanan effective March 8, 2018	10-K	March 16, 2018	10(z)	000-22374

10(aa) # *	Form of Split Dollar Agreement and Endorsement by and between Fidelity Bank and certain executive officers of Fidelity Southern Corporation, effective March 19, 2015	10-K	March 16, 2018	10(aa)	000-22374

10(bb) # *	Fidelity Southern Corporation 2018 Omnibus Incentive Plan	10-Q	May 4, 2018	10.1	000-22374

21 **	Subsidiaries of Fidelity Southern Corporation

23 **	Consent of Ernst & Young LLP

24 **	Powers of Attorney (included on signature page hereto)

31.1 **	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 **	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14 and 15d-14, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 **	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101 **
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

FIDELITY SOUTHERN CORPORATION
(Registrant)

Date:	March 13, 2019	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Date:	March 13, 2019	BY:	/s/ CHARLES D. CHRISTY
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

Signature	Title	Date

/s/ JAMES B. MILLER, JR.	Chairman of the Board and Director	March 13, 2019
James B. Miller, Jr.	(Principal Executive Officer)

/s/ CHARLES D. CHRISTY	Chief Financial Officer (Principal	March 13, 2019
Charles D. Christy	Financial and Accounting Officer)

/s/ DAVID R. BOCKEL	Director	March 13, 2019
Major General (Ret) David R. Bockel

/s/ WM. MILLARD CHOATE	Director	March 13, 2019
Wm. Millard Choate

/s/ DONALD A. HARP, JR.	Director	March 13, 2019
Dr. Donald A. Harp, Jr.

/s/ KEVIN S. KING	Director	March 13, 2019
Kevin S. King

/s/ WILLIAM C. LANKFORD, JR.	Director	March 13, 2019
William C. Lankford, Jr.

/s/ H. PALMER PROCTOR, JR.	Director	March 13, 2019
H. Palmer Proctor, Jr.

/s/ W. CLYDE SHEPHERD III	Director	March 13, 2019
W. Clyde Shepherd III

/s/ RANKIN M. SMITH, JR.	Director	March 13, 2019
Rankin M. Smith, Jr.

/s/ RODNEY D. BULLARD	Director	March 13, 2019
Rodney D. Bullard

/s/ GLORIA O'NEAL	Director	March 13, 2019
Gloria O'Neal