Form 10-Q
period 2019-03-31
FIDELITY SOUTHERN CORP
filed 2019-05-03
CIK 822662

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
__________________________________________________________________
FORM 10-Q
__________________________________________________________________
Quarterly Report Pursuant to Section 13 or 15(d) of the
Securities Exchange Act of 1934
For the quarterly period ended March 31, 2019
Commission file number 001-34981
_________________________________________________________________
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
__________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, without stated par value	LION	NASDAQ Global Select Market System
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐  No  ☒
As of April 30, 2019 (the most recent practicable date), the Registrant had outstanding 27,657,411 shares of Common Stock.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
Quarterly Report on Form 10-Q
For the Three Months Ended March 31, 2019

PART I - FINANCIAL INFORMATION
Item 1. Financial Statements
FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
($ in thousands)	March 31, 2019	December 31, 2018
Assets
Cash and due from banks	$41,334	$36,615
Interest-bearing deposits with banks	157,034	171,151
Federal funds sold	4,553	4,527
Cash and cash equivalents	202,921	212,293
Investment securities available-for-sale	285,518	251,602
Investment securities held-to-maturity (fair value of $19,701 and $19,410, respectively)	19,925	20,126
Loans held-for-sale (includes loans at fair value of $252,238 and $225,342, respectively)	263,723	239,302

Loans	3,676,805	3,685,478
Allowance for loan losses	(31,155)	(31,151)
Loans, net of allowance for loan losses	3,645,650	3,654,327

Premises and equipment, net	94,393	93,699
Other real estate, net	8,504	8,290
Bank owned life insurance	71,894	71,510
Servicing rights, net	116,736	120,390
Other assets	80,681	62,257
Total assets	$4,789,945	$4,733,796
Liabilities
Deposits
Noninterest-bearing demand deposits	$1,203,173	$1,214,534
Interest-bearing deposits	2,779,360	2,767,044
Total deposits	3,982,533	3,981,578
Short-term borrowings	162,453	139,760
Subordinated debt, net	120,733	120,707
Other liabilities	65,212	45,510
Total liabilities	4,330,931	4,287,555
Shareholders’ equity
Preferred stock, no par value. Authorized 10,000,000; zero issued and outstanding	—	—
Common stock, no par value. Authorized 50,000,000; issued and outstanding 27,629,860 and 27,279,729, respectively	238,330	230,841
Accumulated other comprehensive income, net of tax	4,637	985
Retained earnings	216,047	214,415
Total shareholders’ equity	459,014	446,241
Total liabilities and shareholders’ equity	$4,789,945	$4,733,796
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)

	Three Months Ended March 31,
($ in thousands, except per share data)	2019	2018
Interest income:
Loans, including fees	$43,865	$39,849
Investment securities:
Taxable interest income	2,363	1,098
Nontaxable interest income	81	77
Other	732	538
Total interest income	47,041	41,562
Interest expense:
Deposits	6,266	4,313
Short-term borrowings	935	910
Subordinated debt	1,698	1,571
Total interest expense	8,899	6,794
Net interest income	38,142	34,768
Provision for loan losses	936	2,130
Net interest income after provision for loan losses	37,206	32,638
Noninterest income:
Service charges on deposit accounts	1,785	1,472
Other fees and charges	2,309	2,235
Mortgage banking activities	16,735	28,562
Indirect lending activities	706	2,148
SBA lending activities	1,324	1,157
Trust and wealth management fees	655	532
Other	432	1,027
Total noninterest income	23,946	37,133
Noninterest expense:
Salaries and employee benefits	27,812	27,561
Commissions	6,972	7,506
Occupancy and equipment	5,095	4,932
Professional and other services	4,366	4,798
Other	9,230	9,945
Total noninterest expense	53,475	54,742
Income before income tax expense	7,677	15,029
Income tax expense	1,564	3,262
Net income	$6,113	$11,767

Earnings per common share:
Basic	$0.22	$0.44
Diluted	$0.22	$0.43

Net income	$6,113	$11,767
Other comprehensive income/(loss), net of tax:
Change in net unrealized gains/(losses) on available-for-sale debt securities, net of tax effect of $1,217 and ($365), respectively	3,652	(1,094)
Total other comprehensive income/(loss), net of tax	3,652	(1,094)
Comprehensive income	$9,765	$10,673
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

	Preferred Stock		Common Stock		Accumulated Other Comprehensive Income/(Loss), Net of Tax	Retained Earnings	Total
(in thousands)	Shares	Amount	Shares	Amount
Balance at December 31, 2017	—	$—	27,019	$217,555	$383	$183,694	$401,632
Net income						11,767	11,767
Impact of adoption of new accounting standard (1)					80	(80)	—
Other comprehensive income, net of tax					(1,094)		(1,094)
Comprehensive income							10,673
Common stock issued under various employee plans, net			15	1,679			1,679
Common stock declared cash dividends, $0.12 per share						(3,240)	(3,240)
Balance at March 31, 2018	—	$—	27,034	$219,234	$(631)	$192,141	$410,744

Balance at December 31, 2018	—	$—	27,280	$230,841	$985	$214,415	$446,241
Net income						6,113	6,113
Other comprehensive income, net of tax					3,652		3,652
Comprehensive income							9,765
Impact of adoption of new accounting standard (2)						(1,239)	(1,239)
Common stock issued under various employee plans, net			350	7,489			7,489
Common stock declared cash dividends, $0.12 per share						(3,242)	(3,242)
Balance at March 31, 2019	—	$—	27,630	$238,330	$4,637	$216,047	$459,014
(1) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2018-02, Reporting Comprehensive Income.
(2) Represents the impact of the adoption of Accounting Standards Update ("ASU") No. 2016-02, Leases.

See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from operating activities:
Net income	$6,113	$11,767
Adjustments to reconcile net income to net cash used in operating activities:
Provision for loan losses	936	2,130
Depreciation and amortization of premises and equipment	1,067	1,091
Amortization of FDIC indemnification asset, net	—	4
Accretion of purchase discounts or premiums, net	(388)	(291)
Other amortization	46	236
Impairment of other real estate	288	85
Amortization and impairment of servicing rights, net	9,368	48
Amortization of operating lease right-of-use assets	1,577	—
Share-based compensation expense	581	1,478
Postretirement benefits, net	547	618
Gains on loan sales, including origination/sale of servicing rights	(13,191)	(17,723)
Net loss on sales of other real estate	2	—
Income on bank owned life insurance	(384)	(401)
Net change in deferred income tax	971	(365)
Net change in fair value of loans held-for-sale	(3,606)	(2,109)
Originations of loans held-for-sale	(552,073)	(659,011)
Proceeds from sales of loans held-for-sale	539,779	605,996
Net payments paid to FDIC under loss-share agreements	—	(256)
Decrease in other assets	(1,707)	(592)
(Decrease) increase in other liabilities	(1,096)	5,346
Net cash used in operating activities	(11,170)	(51,949)
Cash flows from investing activities:
Purchases of investment securities available-for-sale	(35,211)	(9,923)
Maturities, calls, and repayment of investment securities available-for-sale	5,904	3,826
Maturities, calls and repayment of investment securities held-to-maturity	191	330
Purchases of FHLB stock	(2,269)	(8,671)
Redemption of FHLB stock	1,063	—
Net decrease (increase) in loans	6,322	(135,550)
Proceeds from sales of other real estate	245	—
Purchases of premises and equipment	(1,761)	(1,252)
Net cash used in investing activities	(25,516)	(151,240)

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS - Continued
(UNAUDITED)

	Three Months Ended March 31,
(in thousands)	2019	2018
Cash flows from financing activities:
Net (decrease) increase in noninterest-bearing deposits	$(11,361)	$26,717
Net increase in interest-bearing deposits	12,316	6,490
Net decrease in other short-term borrowings	(2,307)	(12,785)
Proceeds from FHLB advances	375,000	725,000
Repayments on FHLB advances	(350,000)	(525,000)
Proceeds from the issuance of common stock, net	6,908	201
Cash dividends paid on common stock	(3,242)	(3,240)
Net cash provided by financing activities	27,314	217,383
Net (decrease) increase in cash and cash equivalents	(9,372)	14,194
Cash and cash equivalents, beginning of period	212,293	186,302
Cash and cash equivalents, end of period	$202,921	$200,496

Supplemental cash flow information and non-cash disclosures:
Cash paid during the period for:
Interest on deposits and borrowings	$7,555	$5,701
Income taxes	—	—
Transfers of loans from held-for-sale to held for investment	1,044	1,684
Transfers of loans to other real estate	749	132
Initial recognition of operating lease right-of-use assets	17,070	—
Initial recognition of operating lease liabilities	18,309	—
See accompanying notes to unaudited consolidated financial statements.

FIDELITY SOUTHERN CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2019
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
Operating results for the three-month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. These statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, filed with the Securities and Exchange Commission (“SEC”).
The Company’s significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements included in the 2018 Annual Report on Form 10-K filed with the SEC. There were no new accounting policies or changes to existing policies adopted during the first three months of 2019 which had a significant effect on the Company’s results of operations or statement of financial condition. For interim reporting purposes, the Company follows the same basic accounting policies and considers each interim period as an integral part of an annual period.
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

Contingencies
Due to the nature of their activities, the Company and its subsidiaries are at times engaged in various legal proceedings that arise in the course of normal business, some of which were outstanding as of March 31, 2019. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2019 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on the Company’s results of operations or financial condition.
However, on March 8, 2019, an action captioned Paul Parshall v. Fidelity Southern Corporation et al., Case 1:19-cv-01098-MHC (the “Parshall Action”), was filed in the U.S. District Court for the Northern District of Georgia on behalf of a purported class of Fidelity shareholders against Fidelity, its current directors and Ameris. This complaint contends, among other things, that the registration statement on Form S-4 (as amended, the “Registration Statement”) filed by Ameris on February 12, 2019 in connection with the Merger is false and misleading because it omits certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act. The complaint filed in connection with the Parshall Action seeks, among other things, injunctive relief enjoining the defendants from consummating the Merger, a supplement to the Registration Statement (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs, including attorneys’ fees and experts’ fees.
On April 24, 2019, an action captioned Morten Oftedal v. Fidelity Southern Corporation et al., Case 1:19-cv-03656 (the “Oftedal Action” and together with the Parshall Action, the “Actions”), was filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of Fidelity shareholders against Fidelity and its current directors. This complaint contends, among other things, that the definitive joint proxy statement/prospectus contained in the Registration Statement (the “Definitive Proxy Statement”) is false and misleading because it omits certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act. The complaint filed in connection with the Oftedal Action seeks, among other things, injunctive relief enjoining the defendants from consummating the Merger, a supplement to the Registration Statement (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs, including attorneys’ fees and experts’ fees.
Management believes that the Actions are without merit, and denies that any further disclosure beyond that already contained in the Registration Statement and the Definitive Proxy Statement included therein is required under applicable law to supplement the Registration Statement and the Definitive Proxy Statement included therein which has been disseminated to Fidelity and Ameris stockholders. Nonetheless, to avoid the risk that the Actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such Actions, FSC made certain supplemental disclosures to the Registration Statement in a Current Report on Form 8-K filed with the SEC on April 26, 2019, as amended on April 30, 2019 (the “Form 8-K”). Nothing in this Quarterly Report on Form 10-Q or the Form 8-K shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the supplemental disclosures set forth herein or therein. At this time, FSC is unable to state whether the likelihood of an unfavorable outcome of either action is probable or remote. FSC is also unable to provide an estimate of the range or amount of potential loss if the outcome for either action should be unfavorable.
Tax Cuts and Jobs Act
Public Law No. 115-97, known as the Tax Cuts and Jobs Act (the "Tax Act"), was enacted on December 22, 2017 and reduced the U.S. Federal corporate tax rate from 35% to 21% effective January 1, 2018. Additionally, on December 22, 2017, the SEC issued Staff Accounting Bulletin No. 118 (“SAB 118”), which provides guidance on accounting for provisions of the Tax Act. SAB 118 provides a measurement period of up to one year from the enactment date to complete the accounting. Any adjustments during this measurement period were to be included in net earnings from continuing operations as an adjustment to income tax expense in the reporting period when such adjustments are determined. Based on the information available and current interpretation of the provisions of the Tax Act, the Company completed the remeasurement of its net deferred tax liability at December 31, 2017 which reduced income tax expense by $4.9 million for the fourth quarter of 2017. No further material adjustments have been recorded related to the remeasurement of the Company's net deferred tax liability balance as a result of the Tax Act. The Company completed its accounting under SAB 118 during 2018.
Accounting Changes
Accounting Standards Update ("ASU") No. 2016-02 "Leases (Topic 842)", as amended, requires that lessees and lessors recognize lease assets and lease liabilities on the balance sheet and disclose key information about leasing arrangements. The Company elected the modified retrospective approach which we applied on January 1, 2019 (as opposed to January 1, 2017), and therefore have not restated comparative periods. The Company elected certain relief options offered in ASU 2016-02 including the package of practical expedients, and the option not to recognize right-of-use assets and lease liabilities that arise from short-term leases (i.e., leases with terms of twelve months or less). In addition, the Company elected the hindsight practical expedient to determine the lease term for existing leases.
Our operating leases relate primarily to office space and bank branches, as well as ATM locations. As a result of the adoption of ASU 2016-02, the Company recognized an operating lease right-of-use ("ROU") asset of $15.5 million and an operating lease liability of $17.1 million as of March 31, 2019, with no impact on our Consolidated Statements of Comprehensive Income or

Consolidated Statements of Cash Flows compared to the prior lease accounting model. The ROU asset and operating lease liability are recorded in other assets and other liabilities, respectively, in the Consolidated Balance Sheets.
The weighted-average remaining lease term and the weighted-average discount rate for our operating leases were 3.4 years and 3.41%, respectively, at March 31, 2019.
Recently Adopted Accounting Pronouncements
In March 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-05, “Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118 (SAB 118). This ASU was effective upon issuance. The adoption of this ASU did not have a significant impact on the Company's Consolidated Financial Statements.
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
In August 2017, the FASB issued ASU No. 2017-12, “Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities,” (“ASU 2017-12”) that is intended to improve and simplify rules relevant to hedge accounting by refining and expanding hedge accounting for both financial (e.g., interest rate) and commodity risks. The adoption of this ASU effective January 1, 2019 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In March 2017, the FASB issued ASU No. 2017-08, “Receivables - Nonrefundable Fees and Other Costs (Subtopic 310-20): Premium Amortization on Purchased Callable Debt Securities,” (“ASU 2017-08”) that amended the amortization period for certain purchased callable debt securities held at a premium. The adoption of this ASU effective January 1, 2019 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In January 2017, the FASB issued ASU No. 2017-04, “Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” (“ASU 2017-04”) which simplifies the accounting for goodwill impairment by removing Step 2 of the goodwill impairment test. The new guidance is effective for public business entities for fiscal years beginning after December 15, 2019 and is required to be applied prospectively, with early adoption permitted for any impairment tests performed on testing dates after January 1, 2017. The early adoption of this ASU in the fourth quarter of 2017 did not have a significant impact on the Company’s Consolidated Financial Statements.
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
In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)", as amended, that requires lessees to recognize the following for all leases (with the exception of short-term leases): 1) a lease liability, and 2) a right-of-use asset. The adoption of this ASU effective January 1, 2019 did not have a significant impact on the Company’s Consolidated Financial Statements.
Recently Issued Accounting Pronouncements Not Yet Adopted
In August 2018, the FASB issued ASU No. 2018-15, “Goodwill and Other Internal-Use Software (Subtopic 350-400): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract requiring for capitalizing implementation costs incurred to develop or obtain internal-use software (and hosting arrangements that include an internal-use software license). The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2019 and interim periods within those fiscal years. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In August 2018, the FASB issued ASU No. 2018-13, “Fair Value Measurement (Topic 820), which changes the fair value measurement disclosure requirements of ASC 820. The amendments in this ASU were the result of a broader disclosure project called FASB Concepts Statement, Conceptual Framework for Financial Reporting - Chapter 8: Notes to Financial Statements, which the Board finalized on August 28, 2018. The ASU is effective for all entities for fiscal years beginning after December 15, 2019, including interim periods therein with early adoption permitted for any eliminated or modified disclosures upon issuance of this ASU. The adoption of this ASU is not expected to have a significant impact on the Company's Consolidated Financial Statements.
In June 2016, the FASB issued ASU No. 2016-13 which significantly changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income. In issuing the standard, the FASB is responding to criticism that today’s guidance delays recognition of credit losses. The standard will replace today’s “incurred loss” approach with an “expected loss” model. The new model, referred to as the current expected credit loss (“CECL”) model, will apply to: (1) financial assets subject to credit losses and measured at amortized cost, and (2) certain off-balance sheet credit exposures. This includes, but is not limited to, loans, leases, held-to-maturity securities, loan commitments, and financial guarantees. The CECL model does not apply to available-for-sale (“AFS”) securities. For AFS securities with unrealized losses, entities will measure credit losses in a manner similar to what they do today, except that the losses will be recognized as allowances rather than reductions in the amortized cost of the securities. As a result, entities will recognize improvements to estimated credit losses immediately in earnings rather than as interest income over time, as they do today. All other things being equal, higher credit losses will result in lower regulatory capital ratios for the Company. The ASU also simplifies the accounting model for purchased credit-impaired securities and loans. ASU 2016-13 also expands the disclosure requirements regarding an entity’s assumptions, models, and methods for estimating the allowance for loan and lease losses. In addition, entities will need to disclose the amortized cost balance for each class of financial asset by credit quality indicator, disaggregated by the year of origination. The standard will take effect for SEC filers for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019. Entities will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted. The Company has established a working group which includes representatives from various internal departments with the expertise needed to implement the guidance. The working group has assigned key tasks to complete and established a timeline to be followed. The team is meeting regularly to review progress on the assigned tasks and to share current information on industry practices. Members of the working group are also attending conferences and meetings with peer banks to keep current on evolving interpretations of the guidance. As part of its implementation plan, the Company has allocated staff and put resources in place to evaluate the appropriate model options and is collecting, reviewing, and validating historical loan data for use in these models. The Company is implementing a software package supported by a third-party vendor. Management is continuing to evaluate the impact that the guidance will have on the Company’s Consolidated Financial Statements and its regulatory capital ratios through its effective date.

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
The following table summarizes the amortized cost and fair value of debt securities and the related gross unrealized gains and losses at March 31, 2019 and December 31, 2018:

	March 31, 2019
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,135	$86	$(110)	$22,111
Municipal securities	9,808	390	(14)	10,184
SBA pool securities	10,150	—	(164)	9,986
Residential mortgage-backed securities	215,760	5,990	(83)	221,667
Commercial mortgage-backed securities	21,838	—	(268)	21,570
Total available-for-sale	$279,691	$6,466	$(639)	$285,518

Investment securities held-to-maturity:
Municipal securities	$8,479	$46	$(135)	$8,390
Residential mortgage-backed securities	7,568	53	(188)	7,433
Commercial mortgage-backed securities	3,878	—	—	3,878
Total held-to-maturity	$19,925	$99	$(323)	$19,701

	December 31, 2018
(in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$22,145	$53	$(240)	$21,958
Municipal securities	9,824	278	(39)	10,063
SBA pool securities	11,036	—	(298)	10,738
Residential mortgage-backed securities	185,464	2,270	(256)	187,478
Commercial mortgage-backed securities	21,929	—	(564)	21,365
Total available-for-sale	$250,398	$2,601	$(1,397)	$251,602

Investment securities held-to-maturity:
Municipal securities	$8,504	$8	$(486)	$8,026
Residential mortgage-backed securities	7,719	48	(286)	7,481
Commercial mortgage-backed securities	3,903	—	—	3,903
Total held-to-maturity	$20,126	$56	$(772)	$19,410
The Company held 22 and 32 investment securities available-for-sale that were in an unrealized loss position at March 31, 2019 and December 31, 2018, respectively. There were seven investment securities held-to-maturity that were in an unrealized loss position at March 31, 2019 and December 31, 2018.

The following table reflects the gross unrealized losses and fair values of the investment securities with unrealized losses, aggregated by investment category and length of time the individual securities have been in a continuous unrealized loss position:

	March 31, 2019
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$—	$—	$14,943	$(110)
Municipal securities	—	—	1,036	(14)
SBA pool securities	—	—	9,987	(164)
Residential mortgage-backed securities	706	(2)	8,847	(81)
Commercial mortgage-backed securities	—	—	21,569	(268)
Total available-for-sale	$706	$(2)	$56,382	$(637)

Investment securities held-to-maturity:
Municipal securities	$—	$—	$6,757	$(135)
Residential mortgage-backed securities	—	—	6,514	(188)
Total held-to-maturity	$—	$—	$13,271	$(323)

	December 31, 2018
	Less Than 12 Months		12 Months or Longer
(in thousands)	Fair Value	Gross Unrealized Losses	Fair Value	Gross Unrealized Losses
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises	$4,978	$(24)	$14,841	$(216)
Municipal securities	532	(5)	1,021	(34)
SBA pool securities	—	—	10,738	(298)
Residential mortgage-backed securities	32,556	(101)	8,228	(155)
Commercial mortgage-backed securities	—	—	21,365	(564)
Total available-for-sale	$38,066	$(130)	$56,193	$(1,267)

Investment securities held-to-maturity:
Municipal securities	$6,431	$(486)	$—	$—
Residential mortgage-backed securities	$—	$—	$6,492	$(286)
Total held-to-maturity	$6,431	$(486)	$6,492	$(286)
At March 31, 2019 and December 31, 2018, the unrealized losses on investment securities were related to market interest rate fluctuations since purchase and not credit losses. Management does not intend to sell the temporarily impaired securities and it is not more likely than not that the Company will be required to sell the investments before recovery of the amortized cost, which may be maturity.
As part of the Company’s evaluation of its intent and ability to hold investments for a period of time sufficient to allow for any anticipated recovery in the market, the Company considers its investment strategy, cash flow needs, liquidity position, capital adequacy and interest rate risk position.
Accordingly, as of March 31, 2019, management has reviewed its portfolio for other-than-temporary-impairment and believes the impairment detailed in the table above is temporary, and no other-than-temporary impairment loss has been recognized in the Company’s Consolidated Statements of Comprehensive Income. Management continues to monitor all of its securities with a high degree of scrutiny. There can be no assurance that the Company will not conclude in future periods that conditions existing at that time indicate some or all of these securities may be sold or are other than temporarily impaired, which would require a charge to earnings in such periods.

The amortized cost and fair value of investment securities at March 31, 2019 and December 31, 2018, are categorized in the following table by remaining contractual maturity. The amortized cost and fair value of securities not due at a single maturity (i.e., mortgage-backed securities) are shown separately and the fair value is calculated based on estimated average remaining life:

	March 31, 2019		December 31, 2018
(in thousands)	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Investment securities available-for-sale:
Obligations of U.S. Government sponsored enterprises
Due after one year through five years	$21,132	$21,051	$21,142	$20,919
Due after five years through ten years	1,003	1,060	1,003	1,039
Municipal securities
Due after one year through five years	1,051	1,037	1,055	1,021
Due after five years through ten years	2,431	2,558	2,435	2,539
Due after ten years	6,326	6,589	6,334	6,503
SBA pool securities
Due after five years through ten years	6,066	6,029	6,730	6,569
Due after ten years	4,084	3,957	4,306	4,169
Residential mortgage-backed securities	215,760	221,667	185,464	187,478
Commercial mortgage-backed securities	21,838	21,570	21,929	21,365
Total available-for-sale	$279,691	$285,518	$250,398	$251,602

Investment securities held-to-maturity:
Municipal securities
Due after five years through ten years	$1,588	$1,634	$1,588	$1,595
Due after ten years	6,891	6,756	6,916	6,431
Residential mortgage-backed securities	7,568	7,433	7,719	7,481
Commercial mortgage-backed securities	3,878	3,878	3,903	3,903
Total held-to-maturity	$19,925	$19,701	$20,126	$19,410
There were no gross gains or losses for the investment securities that were called or sold during the three months ended March 31, 2019, or 2018.
There were no transfers from investment securities available-for-sale to investment securities held-to-maturity during the three months ended March 31, 2019, or 2018.
The following table summarizes the investment securities that were pledged as collateral at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Public deposits	$93,763	$121,790
Securities sold under repurchase agreements	21,432	20,600
Total pledged securities	$115,195	$142,390
3. Loans Held-for-Sale
Residential mortgage loans held-for-sale are carried at fair value and SBA held-for-sale are carried at the lower of cost or fair value. The following table summarizes loans held-for-sale at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Residential mortgage	$252,238	$225,342
SBA	11,485	13,960
Total loans held-for-sale	$263,723	$239,302
During the three months ended March 31, 2019 and 2018, the Company transferred loans with unpaid principal balances of $1.0 million and $1.7 million, respectively, to the held for investment residential mortgage portfolio.

The Company had residential mortgage loans held-for-sale with unpaid principal balances of $148.9 million and $160.1 million pledged to the FHLB at March 31, 2019 and December 31, 2018, respectively.
4. Loans
Loans outstanding, by class, are summarized in the following table at carrying value and include net unamortized costs of $26.6 million and $29.7 million at March 31, 2019 and December 31, 2018, respectively. Acquired loans represent previously acquired loans. Legacy loans represent existing portfolio loans originated by the Bank prior to each acquisition, additional loans originated subsequent to each acquisition and Government National Mortgage Association ("GNMA") optional repurchase loans (collectively, “legacy loans”).

	March 31, 2019
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$857,098	$100,982	$958,080
SBA	161,381	5,460	166,841
Total commercial loans	1,018,479	106,442	1,124,921

Construction	290,055	1,467	291,522

Indirect automobile	1,454,748	—	1,454,748
Installment loans and personal lines of credit	24,558	688	25,246
Total consumer loans	1,479,306	688	1,479,994
Residential mortgage	610,967	14,464	625,431
Home equity lines of credit	145,014	9,923	154,937
Total mortgage loans	755,981	24,387	780,368
Total loans	$3,543,821	$132,984	$3,676,805

	December 31, 2018
	Loans
(in thousands)	Legacy	Acquired	Total
Commercial	$799,057	$105,103	$904,160
SBA	150,519	6,093	156,612
Total commercial loans	949,576	111,196	1,060,772

Construction	277,573	1,836	279,409

Indirect automobile	1,569,274	—	1,569,274
Installment loans and personal lines of credit	27,289	881	28,170
Total consumer loans	1,596,563	881	1,597,444
Residential mortgage	577,471	16,624	594,095
Home equity lines of credit	143,097	10,661	153,758
Total mortgage loans	720,568	27,285	747,853
Total loans	$3,544,280	$141,198	$3,685,478
The Company has extended loans to certain officers and directors. The Company does not believe these loans involve more than the normal risk of collectability or present other unfavorable features when originated. None of the related party loans were classified as nonaccrual, past due, restructured, or potential problem loans at March 31, 2019 or December 31, 2018. The outstanding balances of related party loans totaled $28.1 million at March 31, 2019 and December 31, 2018.

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

(in thousands)	March 31, 2019	December 31, 2018
Commercial	$11,638	$12,001
SBA	5,218	5,076
Total commercial loans	16,856	17,077

Construction	242	242

Indirect automobile	1,204	1,320
Installment loans and personal lines of credit	302	261
Total consumer loans	1,506	1,581
Residential mortgage	40,555	33,518
Home equity lines of credit	2,310	2,328
Total mortgage loans	42,865	35,846
Total nonaccrual loans	$61,469	$54,746
If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2019 and 2018, would have been $516,000 and $648,000, respectively. Residential mortgage loans on nonaccrual status include $35.5 million and $29.1 million in repurchased GNMA government-guaranteed loans at March 31, 2019 and December 31, 2018, respectively.
Accruing loans delinquent 30-89 days, 90 days or more, and troubled debt restructured loans (“TDRs”) accruing interest, including PCI loans, presented by class of loans at March 31, 2019 and December 31, 2018, were as follows:

	March 31, 2019			December 31, 2018
(in thousands)	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing	Accruing Delinquent 30-89 Days	Accruing Delinquent 90 Days or More	TDRs Accruing
Commercial	$1,421	$5,894	$7,135	$1,788	$6,022	$8,005
SBA	2,936	—	1,385	4,335	—	1,408
Construction	5	50	—	2,595	44	—
Indirect automobile	2,478	2	2,749	3,197	4	2,585
Installment and personal lines of credit	52	—	21	4	—	27
Residential mortgage	9,443	505	2,629	12,611	663	3,803
Home equity lines of credit	765	13	343	208	13	400
Total	$17,100	$6,464	$14,262	$24,738	$6,746	$16,228
TDR Loans
During the three months ended March 31, 2019, loans in the amount of $2.2 million were restructured and modified for term and $534,000 of loans were modified for interest rate. The modified loans were mortgage and indirect auto loans. During the three months ended March 31, 2018, $1.1 million in indirect auto and mortgage loans were modified for term and a mortgage loan in the amount of $12,000 was modified for interest rate. Modified PCI loans are not removed from their accounting pool and accounted for as TDRs, even if those loans would otherwise be deemed TDRs.
During the three months ended March 31, 2019 and 2018, the amount of loans which were restructured in the past twelve months and subsequently redefaulted was $1.5 million and $267,000, respectively, all of which were mortgage and indirect auto loans.
The Company had total TDRs with a balance of $25.5 million and $24.6 million at March 31, 2019 and December 31, 2018, respectively. Net charge-offs for TDR loans for the three months ended March 31, 2019 and 2018 were insignificant. Net charge-offs/recoveries on such loans are factored into the rolling historical loss rate, which is used in the calculation of the allowance for loan losses.
The Company was not committed to lend additional amounts to customers with outstanding loans classified as TDRs as of March 31, 2019 or December 31, 2018.
Pledged Loans
Presented in the following table is the unpaid principal balance of loans held for investment that were pledged to the Federal Home Loan Bank of Atlanta (“FHLB of Atlanta”) as collateral for borrowings under a blanket lien arrangement at March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019	December 31, 2018
Commercial	$389,135	$294,275
Home equity lines of credit	71,579	104,556
Residential mortgage	439,994	407,713
Total	$900,708	$806,544
Indirect automobile loans with an unpaid principal balance of approximately $330.0 million at March 31, 2019 and December 31, 2018, respectively, were pledged to the Federal Reserve Bank of Atlanta (“FRB”) as collateral for potential Discount Window borrowings under a blanket lien arrangement.
Impaired Loans
The following tables present by class the unpaid principal balance, recorded investment and related allowance for impaired legacy loans and acquired non PCI loans at March 31, 2019 and December 31, 2018. Legacy impaired loans include all TDRs and all other nonaccrual loans, excluding nonaccrual loans below the Company’s specific review threshold:

	March 31, 2019			December 31, 2018
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance	Unpaid Principal Balance	Recorded Investment(1)	Related Allowance
Impaired Loans with Allowance
Commercial	$13,326	$11,829	$941	$15,460	$14,557	$1,371
SBA	4,827	3,377	422	2,338	1,886	127
Construction	—	—	—	—	—	—
Installment and personal lines of credit	127	92	92	1,626	310	93
Residential mortgage	14,189	14,180	350	4,368	4,357	472
Home equity lines of credit	478	363	258	659	558	202
Loans	$32,947	$29,841	$2,063	$24,451	$21,668	$2,265

	March 31, 2019		December 31, 2018
(in thousands)	Unpaid Principal Balance	Recorded Investment(1)	Unpaid Principal Balance	Recorded Investment(1)
Impaired Loans with No Allowance
Commercial	$10,234	$9,795	$8,280	$7,223
SBA	5,692	3,597	7,039	4,972
Construction	960	242	965	242
Installment and personal lines of credit	1,498	215	—	—
Residential mortgage	31,781	30,677	34,507	33,564
Home equity lines of credit	2,146	1,949	1,975	1,797
Loans	$52,311	$46,475	$52,766	$47,798
(1)The primary difference between the unpaid principal balance and recorded investment represents charge-offs previously taken; it excludes accrued interest receivable due to materiality. Related allowance is calculated on the recorded investment, not the unpaid principal balance.
Included in impaired loans with no allowance are $35.5 million and $29.1 million in government-guaranteed residential mortgage loans at March 31, 2019 and December 31, 2018, respectively. These loans are collateralized by first mortgages on the underlying real estate collateral and are individually reviewed for a specific allowance.
The average recorded investment in impaired loans and interest income recognized for the three months ended March 31, 2019 and 2018, by class, are summarized in the table below. Impaired loans include legacy impaired loans, all TDRs and all other nonaccrual loans including GNMA optional repurchase loans.

	Three Months Ended March 31,
	2019		2018
(in thousands)	Average Recorded Investment	Interest Income Recognized	Average Recorded Investment	Interest Income Recognized
Commercial	$21,392	$81	$24,282	$152
SBA	7,154	32	6,429	96
Construction	242	1	4,424	7
Indirect automobile	3,318	64	3,260	64
Installment and personal lines of credit	308	65	447	46
Residential mortgage	42,660	245	31,317	208
Home equity lines of credit	2,327	23	3,480	19
Total	$77,401	$511	$73,639	$592
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
Indirect automobile loans typically receive a risk rating only when being downgraded to an adverse rating which typically occurs when payments of principal and interest are greater than 90 days past due. The Company uses a number of factors, including FICO scoring, to help evaluate the likelihood consumer borrowers will pay their credit obligations as agreed. The weighted-average FICO score for the indirect automobile portfolio was 764 and 762 at March 31, 2019 and December 31, 2018, respectively.
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

•Loss – Loss loans are considered uncollectable and of such little value that their continuance as recorded assets is not warranted.
The following tables present the recorded investment in loans, by loan class and risk rating category, as of March 31, 2019 and December 31, 2018:

(in thousands)	March 31, 2019
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$919,506	$154,320	$271,253	$—	$24,861	$580,637	$151,617	$2,102,194
Special Mention	14,085	5,461	19,977	—	65	441	787	40,816
Substandard	24,489	7,060	292	5,335	320	44,353	2,533	84,382
	958,080	166,841	291,522	5,335	25,246	625,431	154,937	2,227,392
Ungraded Performing	—	—	—	1,449,413	—	—	—	1,449,413
Total	$958,080	$166,841	$291,522	$1,454,748	$25,246	$625,431	$154,937	$3,676,805

(in thousands)	December 31, 2018
Asset Rating	Commercial	SBA	Construction	Indirect Automobile	Installment and Personal Lines of Credit	Residential Mortgage	Home Equity Lines of Credit	Total
Pass	$859,770	$144,977	$256,813	$—	$27,759	$556,622	$150,338	$1,996,279
Special Mention	14,410	4,674	22,306	—	69	512	800	42,771
Substandard	29,980	6,961	290	5,632	342	36,961	2,620	82,786
	904,160	156,612	279,409	5,632	28,170	594,095	153,758	2,121,836
Ungraded Performing	—	—	—	1,563,642	—	—	—	1,563,642
Total	$904,160	$156,612	$279,409	$1,569,274	$28,170	$594,095	$153,758	$3,685,478
Acquired Loans
The carrying amount and outstanding balance at March 31, 2019 of the PCI loans from acquisitions prior to 2018 was $21.4 million and $27.1 million, respectively, and $21.5 million and $27.5 million, respectively, at December 31, 2018. There were no loans acquired during the three months ended March 31, 2019.
Changes in the accretable yield, or income expected to be collected on PCI loans, for the three months ended March 31, 2019 and 2018, were as follows:

	For the three Months Ended March 31,
(in thousands)	2019	2018
Beginning balance	$2,666	$3,005
Accretion of income	(374)	(569)
Other activity, net (1)	66	880
Ending balance	$2,358	$3,316
(1)Includes changes in cash flows expected to be collected due to changes in timing of liquidation events and prepayment assumptions.

5. Allowance for Loan Losses
A summary of changes in the allowance for loan losses (“ALL”) by loan portfolio type is as follows:

	Three Months Ended March 31, 2019
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$9,889	$2,266	$2,849	$9,110	$7,037	$—	$31,151
Charge-offs	—	(21)	—	(1,439)	(83)	—	(1,543)
Recoveries	101	49	73	382	6	—	611
Net recoveries / (charge-offs)	101	28	73	(1,057)	(77)	—	(932)
Provision for loan losses	174	278	218	—	266	—	936
Ending balance	$10,164	$2,572	$3,140	$8,053	$7,226	$—	$31,155

	Three Months Ended March 31, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Unallocated	Total
Beginning balance	$7,846	$1,968	$2,396	$10,758	$5,928	$876	$29,772
Charge-offs	—	(105)	—	(1,434)	(40)	—	(1,579)
Recoveries	(75)	5	364	309	14	—	617
Net (charge-offs) / recoveries	(75)	(100)	364	(1,125)	(26)	—	(962)
Provision for loan losses	1,966	112	(160)	726	362	(876)	2,130
Ending balance	$9,737	$1,980	$2,600	$10,359	$6,264	$—	$30,940

The following tables present, by loan portfolio type, the balance in the ALL disaggregated on the basis of the Company’s impairment measurement method and the related recorded investment in loans:

	March 31, 2019
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Total
Individually evaluated	$941	$422	$—	$92	$608	$2,063
Collectively evaluated	9,222	2,150	3,114	7,961	6,618	29,065
Acquired with deteriorated credit quality	1	—	26	—	—	27
Total ALL	$10,164	$2,572	$3,140	$8,053	$7,226	$31,155

Individually evaluated	$21,624	$6,974	$242	$307	$47,169	$76,316
Collectively evaluated	918,932	159,549	291,225	1,479,685	729,652	3,579,043
Acquired with deteriorated credit quality	17,524	318	55	2	3,547	21,446
Total loans	$958,080	$166,841	$291,522	$1,479,994	$780,368	$3,676,805

	December 31, 2018
	Commercial Loans
(in thousands)	Commercial	SBA	Construction	Consumer	Mortgage	Total
Individually evaluated	$1,371	$127	$—	$93	$674	$2,265
Collectively evaluated	8,517	2,139	2,823	9,017	6,363	28,859
Acquired with deteriorated credit quality	1	—	26	—	—	27
Total ALL	$9,889	$2,266	$2,849	$9,110	$7,037	$31,151

Individually evaluated	$21,780	$6,858	$242	$310	$40,276	$69,466
Collectively evaluated	864,935	149,433	279,118	1,597,126	703,893	3,594,505
Acquired with deteriorated credit quality	17,445	321	49	8	3,684	21,507
Total loans	$904,160	$156,612	$279,409	$1,597,444	$747,853	$3,685,478

The determination of the overall allowance for credit losses has two components, the allowance for originated loans and the allowance for acquired loans.
The ALL for acquired loans is evaluated at each reporting date subsequent to acquisition. Total loans include acquired loans of $133.0 million and $141.2 million at March 31, 2019 and December 31, 2018, respectively, which were recorded at fair value when acquired. For acquired performing loans, an allowance is determined for each loan pool using a methodology similar to that used for originated loans and then compared to the remaining fair value discount for that pool. For PCI loans, decreases in cash flows expected to be collected is generally recognized by recording an allowance for loan losses. Subsequent increases in cash flows result in a reversal of the allowance for loan losses to the extent of prior charges, or in the prospective recognition of interest income.
6. Other Real Estate
The following table segregates the other real estate (“ORE”) by type:

(in thousands)	March 31, 2019	December 31, 2018
Commercial	$2,812	$2,598
Residential	400	400
Undeveloped property	5,292	5,292
Total ORE, net	$8,504	$8,290
The following table summarizes the changes in ORE:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Beginning balance	$8,290	$7,621
Transfers of loans to ORE	749	132
Sales	(247)	—
Write-downs	(288)	(85)
Ending balance	$8,504	$7,668
At March 31, 2019 and December 31, 2018, the recorded investment of residential mortgage loans formally in the process of foreclosure proceedings was approximately $5.5 million and $6.9 million, respectively. Of these amounts, $4.6 million and $6.0 million, respectively, are residential mortgage loans where the Company has the intent to convey the property to the respective government agency guaranteeing the loan. Upon foreclosure, a separate other receivable in the amount expected to be recovered from the guarantee will be recognized and reported as part of other assets in the accompanying Consolidated Balance Sheets.
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
The credit risk associated with the underlying cash flows of an instrument carried at fair value was a consideration in estimating the fair value of certain financial instruments. Credit risk was considered in the valuation through a variety of inputs, as applicable, including, the actual default and loss severity of the collateral, and level of subordination. The assumption used to estimate credit risk applied relevant information that a market participant would likely use in valuing an instrument. Because mortgage loans held-for-sale are generally sold within several weeks of origination, they are unlikely to demonstrate any of the credit weaknesses discussed above and as a result, the amount of any credit related adjustments to fair value during the three months ended March 31, 2019 and 2018, was insignificant.
Recurring Fair Value Measurements
The following tables present certain information regarding the financial assets measured at fair value on a recurring basis by level within the fair value hierarchy based on the inputs used to estimate the fair value at the measurement date. There were no transfers between Levels 1, 2, and 3, during the three months ended March 31, 2019 and 2018.

		March 31, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$285,518	$—	$285,518	$—
Mortgage loans held-for-sale	252,238	—	252,238	—
Other assets (1)	7,393	—	—	7,393
Other liabilities (1)	(3,031)	—	—	(3,031)

		December 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Investment securities available-for-sale	$251,602	$—	$251,602	$—
Mortgage loans held-for-sale	225,342	—	225,342	—
Other assets (1)	5,402	—	—	5,402
Other liabilities (1)	(3,492)	—	—	(3,492)
(1)Includes mortgage-related IRLCs and derivative financial instruments to hedge interest rate risk. IRLCs are recorded on a gross basis.

The following table presents a reconciliation of all other assets and other liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2019 and 2018. The changes in the fair value of economic hedges were recorded in noninterest income from mortgage banking activities in the Consolidated Statements of Comprehensive Income and are designed to partially offset the change in fair value of the derivative financial instruments referenced in the following table:

	As of or for the Three Months Ended March 31,
	2019		2018
(in thousands)	Other Assets(1)	Other Liabilities(1)	Other Assets(1)	Other Liabilities(1)
Beginning balance	$5,402	$(3,492)	$4,168	$(691)
Total gains / (losses) included in earnings:
Issuances	7,393	(3,031)	7,580	(1,641)
Settlements and closed loans	(4,915)	3,492	(4,168)	691
Expirations	(487)	—	—	—
Ending balance	$7,393	$(3,031)	$7,580	$(1,641)
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

		March 31, 2019
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$30,409	$—	$—	$30,409
ORE, net	64	—	—	64
Residential mortgage servicing rights	68,109	—	—	68,109

		December 31, 2018
(in thousands)	Total Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Impaired loans	$16,283	$—	$—	$16,283
ORE, net	1,556	—	—	1,556
Residential mortgage servicing rights	56,737	—	—	56,737

Quantitative Information about Level 3 Fair Value Measurements
The following table shows the valuation technique and range, including weighted average, of the significant unobservable inputs and assumptions used in the fair value measurement of the Company’s Level 3 assets and liabilities:

	Fair Value at
($ in thousands)	March 31, 2019	December 31, 2018	Valuation Technique	Unobservable Inputs	Range/Weighted Average at March 31, 2019	Range/Weighted Average at December 31, 2018
Nonrecurring:
Impaired loans	$30,409	$16,283	Appraised value less estimated selling costs	Estimated selling costs	0% - 10.00% 10.00%	0.00% - 10.00% 9.69%
Other real estate	64	1,556	Discounted appraisals less estimated selling costs	Estimated selling costs	0% - 10.00% 9.65%	0.00% - 10.00% 9.38%
Residential mortgage servicing rights	68,109	56,737	Discounted cash flows	Discount rate	9.77% - 11.25% 10.14%	10.27% - 11.75% 10.64%
				Modeled prepayment speeds	7.86% - 11.33% 8.85%	6.78% - 10.75% 7.30%
Recurring:
IRLCs	$6,656	$4,630	Pricing model	Modeled pull-through ratio	79.50%	85.00%
Forward commitments	(2,294)	(2,720)	Investor pricing	Pricing spreads	90.00% - 104.59% 102.56%	99.00% - 104.83% 102.47%
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

The following table presents the difference between the aggregate fair value and the aggregate unpaid principal balance of loans held-for-sale for which the fair value option (“FVO”) has been elected as of March 31, 2019 and December 31, 2018. There were no loans held-for-sale measured under FVO that were 90 days or more past due or in nonaccrual status at March 31, 2019 and December 31, 2018.

(in thousands)	Aggregate Fair Value March 31, 2019	Aggregate Unpaid Principal Balance at March 31, 2019	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$252,238	$244,131	$8,107

(in thousands)	Aggregate Fair Value December 31, 2018	Aggregate Unpaid Principal Balance at December 31, 2018	Aggregate Fair Value Over Unpaid Principal
Residential mortgage loans held-for-sale	$225,342	$218,494	$6,848
Net fair value gains/(losses) related to mortgage banking activities for items measured at fair value pursuant to election of FVO for the three months ended March 31, 2019 and 2018 were $1.2 million and $(107,000), respectively.
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
The following tables include the carrying amount and estimated fair value, as well as the level within the fair value hierarchy, of the Company’s financial instruments. The fair value estimates presented are based upon relevant information available to management as of March 31, 2019 and December 31, 2018:

		Fair Value Measurements at March 31, 2019
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$202,291	$202,291	$—	$—	$202,291
Investment securities available-for-sale	285,518	—	285,518	—	285,518
Investment securities held-to-maturity	19,925	—	15,823	3,878	19,701
Total loans, net (1)	3,909,373	—	252,238	3,365,463	3,617,701
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,203,173	$—	$—	$1,203,173	$1,203,173
Interest-bearing deposits	2,779,360	—	—	2,775,984	2,775,984
Short-term borrowings	162,453	—	162,453	—	162,453
Subordinated debt	120,733	—	114,825	—	114,825

		Fair Value Measurements at December 31, 2018
(in thousands)	Carrying Amount	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Fair Value
Financial instruments (assets):
Cash and cash equivalents	$212,293	$212,293	$—	$—	$212,293
Investment securities available-for-sale	251,602	—	251,602	—	251,602
Investment securities held-to-maturity	20,126	—	15,507	3,903	19,410
Total loans, net (1)	3,893,629	—	225,342	3,404,277	3,629,619
Financial instruments (liabilities):
Noninterest-bearing demand deposits	$1,214,534	$—	$—	$1,214,534	$1,214,534
Interest-bearing deposits	2,767,044	—	—	2,760,520	2,760,520
Short-term borrowings	139,760	—	139,760	—	139,760
Subordinated debt	120,707	—	113,141	—	113,141
(1)Includes $252,238 and $225,342 in residential mortgage loans held-for-sale at March 31, 2019 and December 31, 2018, respectively, for which the Company has elected FVO.
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
For off-balance sheet instruments, fair values are based on rates currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties’ credit standing for loan commitments and letters of credit. Fees related to these instruments were immaterial at March 31, 2019 and December 31, 2018, and the carrying amounts represent a reasonable approximation of their fair values. Loan commitments, letters and lines of credit, and similar obligations typically have variable interest rates and clauses that deny funding if the customer’s credit quality deteriorates. Therefore, the fair values of these items are not significant and are not included in the foregoing schedule.
8. Derivative Financial Instruments
The Company uses derivative financial instruments to hedge the value of its mortgage pipeline and its mortgage loans held for sale. These instruments are not designated as hedges and are not speculative in nature.
Gains of $2.5 million were recorded for each of the three months ended March 31, 2019 and 2018 for all mortgage-related derivatives, and are included in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities.
Derivatives contracts are used to help offset changes in fair value and are written in amounts referred to as notional amounts.  Notional amounts provide a basis for calculating payments between counterparties but do not represent amounts to be exchanged between the parties, and are not a measure of financial risk. The notional amounts of the Company’s derivative positions at March 31, 2019 and December 31, 2018 were as follows:

	Contract or Notional Amount as of
(in thousands)	March 31, 2019	December 31, 2018
Forward rate commitments	$504,003	$390,533
Interest rate lock commitments	284,405	191,843
Total derivatives contracts	$788,408	$582,376
The Company’s derivative contracts are not subject to master netting arrangements.
9. Earnings Per Common Share
Earnings per common share (“EPS”) were calculated as follows:

	Three Months Ended March 31,
(in thousands, except per share data)	2019	2018
Net income	$6,113	$11,767

Weighted average common shares outstanding - basic (1)	27,493	27,011
Effect of dilutive stock options (2)	200	110
Weighted average common shares outstanding – diluted	27,693	27,121

EPS:
Basic	$0.22	$0.44
Diluted	$0.22	$0.43

(1)Includes participating securities related to unvested restricted stock awards, net of forfeitures during the period, if any.
(2)Effect of dilutive stock options includes the dilutive effect of additional potential common shares issuable under contracts outstanding during each respective period.
As of March 31, 2019, there were no common stock options that were excluded as potentially dilutive. As of March 31, 2018, 612,500 common stock options were excluded from the potentially dilutive stock options. These shares were not included in the computation of diluted EPS because they were anti-dilutive in the period (i.e., the options’ exercise price was greater than the average market price of the common shares).
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

(in thousands)	March 31, 2019	December 31, 2018
Loan servicing rights
Residential mortgage	$108,417	$111,414
SBA	4,472	4,511
Indirect automobile	3,847	4,465
Total servicing rights	$116,736	$120,390
Residential Mortgage Loans
The Company typically sells certain first-lien residential mortgage loans to third party investors, primarily Federal National Mortgage Association (“Fannie Mae”), Government National Mortgage Association ("Ginnie Mae"), and Federal Home Loan Mortgage Corporation (“Freddie Mac”). The Company retains the related mortgage servicing rights (“MSRs”) and receives servicing fees on certain of these loans. During the three months ended March 31, 2019 and 2018, the Company sold $449.3 million and $431.6 million in residential mortgage loans, respectively, with servicing retained.
The net gain on loan sales, MSRs amortization and recoveries/impairment, and ongoing servicing fees on the portfolio of loans serviced for others are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from mortgage banking activities. During the three months ended March 31, 2019 and 2018, the Company recorded gains on sales of residential mortgage loans of $15.2 million and $17.6 million, respectively.
During the three months ended March 31, 2019 and 2018, the Company recorded servicing fee income of $6.3 million and $6.2 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s MSRs and impairment:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Residential mortgage servicing rights
Beginning carrying value, net	$111,414	$100,679
Additions	5,343	6,146
Amortization	(3,504)	(3,426)
(Impairment)/recoveries, net (1)	(4,836)	4,544
Ending carrying value, net	$108,417	$107,943
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Residential mortgage servicing impairment
Beginning balance	$1,954	$9,818
Additions	4,930	—
Recoveries	(94)	(4,544)
Ending balance	$6,790	$5,274
The fair value of MSRs, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2019	December 31, 2018
Residential Mortgage Servicing Rights
Fair Value	$113,551	$116,827
Composition of residential loans serviced for others:
Fixed-rate	99.53%	99.57%
Adjustable-rate	0.47%	0.43%
Total	100.00%	100.00%
Remaining term (years)	26.0	26.1
Modeled prepayment speed	8.85%	7.30%
Decline in fair value due to a 10% adverse change	$(4,019)	$(3,578)
Decline in fair value due to a 20% adverse change	(7,717)	(7,002)
Weighted average discount rate	10.14%	10.64%
Decline in fair value due to a 10% adverse change	$(4,666)	$(5,290)
Decline in fair value due to a 20% adverse change	(9,011)	(10,245)
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

Information about the asset quality of residential mortgage loans serviced by the Company is shown in the table below:

Residential mortgage loans serviced	March 31, 2019			Net Charge-offs for the Three Months Ended March 31, 2019
	Unpaid Principal Balance	Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$9,244,005	$146,278	$8,761	$—
Held-for-sale (1)	244,131	153	—	—
Held-for-investment (2)	624,638	17,844	22,929	82
Total residential mortgage loans serviced	$10,112,774	$164,275	$31,690	$82
(1) There were no loans held-for-sale that were 90+ days past due recorded under the fair value option for mortgage loans held-for-sale. There were no applicable discounts for loans held-for-sale that were 30-89 days past due.
(2) Delinquent loans held-for-investment include repurchased loans covered by government agency guarantees that were 30-89 days past due and 90+ days past due of $6.8 million and $19.6 million, respectively.
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Mortgage Recourse Liability
During the last five years ended March 31, 2019, the Company has sold approximately 50,000 loans with a principal balance of approximately $12.6 billion. Purchasers generally have recourse to return a sold loan to the Company under limited circumstances. As seller, the Company has made various representations and warranties related to, among other things, the ownership of the loans, the validity of the liens, the loan selection and origination process, and the compliance with origination criteria established by the purchasers. In the event of a breach of these representations and warranties, the Company is obligated to repurchase loans with identified defects and/or to indemnify the purchasers. Some of these conditions include underwriting errors or omissions, fraud or material misstatements, and invalid collateral values. The contractual obligation arises only when the breach of representations and warranties is discovered and repurchase/indemnification is demanded. Generally, the maximum amount the Company would be required to pay would be equal to the unpaid principal balance of such loans that are deemed to have defects that were sold to purchasers, plus accrued interest, return of the premium received at the time of the loan sale, and reimbursement of certain expenses. To date, the claims to the Company from the purchasers to be paid upon repurchase or paid because of indemnification have been insignificant. In addition, the Company’s loan sale contracts define a condition in which the borrower defaults during a short period of time as an early payment default (“EPD”). In the event of an EPD, the Company may be required to return the premium paid for the loan, pay certain administrative fees, and may be required to repurchase the loan or indemnify the purchaser unless an EPD waiver is obtained. The Company also makes a number of representations and warranties that it will service the originated loans in accordance with investor servicing guidelines and standards.
Management recognizes the potential risk from costs related to breaches of representations and warranties made in connection with residential loan sales and subsequent required repurchases, indemnifications, and EPD claims. As a result, the Company has established a liability to cover potential costs related to these events based on historical experience, adjusted for any risk factors not captured in the historical losses, current business volume, and known claims outstanding. The recourse liability totaled $1.4 million at March 31, 2019 and December 31, 2018, respectively, and management believes this amount is adequate for potential exposure related to loan sale indemnification, repurchase loans, and EPD claims. There is a significant degree of judgment involved in estimating the recourse liability as the estimation process is inherently uncertain and subject to imprecision. Management will continue to monitor the adequacy of the reserve level and may decide that further additions to the reserve are appropriate in the future. However, there can be no assurance that the current balance of this reserve will prove sufficient to cover actual future losses.
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
SBA Loans
The Company customarily executes certain transfers of selected government loans to commercial borrowers, primarily SBA loans, with third parties in the secondary market. These loans, which are typically partially guaranteed by the SBA or otherwise credit enhanced, are generally secured by business property such as real estate, inventory, equipment, and accounts receivable. During the three months ended March 31, 2019 and 2018, the Company sold $17.0 million and $10.7 million in government loans, respectively, with servicing retained.
The Company retains the loan servicing rights and receives ongoing servicing fees on the portfolio of loans serviced for others. The net gain on SBA loan sales, amortization and recoveries/impairment of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from SBA lending activities. During the three months ended March 31, 2019 and 2018, the Company recorded gains on sales of SBA loans of $1.2 million and $938,000, respectively.
During the three months ended March 31, 2019 and 2018, the Company recorded servicing fee income of $565,000 and $571,000, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s SBA loan servicing rights and impairment:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
SBA loan servicing rights
Beginning carrying value, net	$4,511	$4,818
Additions	371	271
Amortization	(410)	(483)
Recoveries, net (1)	—	131
Ending carrying value, net	$4,472	$4,737
(1)Principally reflects changes in market interest rates and prepayment speeds, both of which affect future cash flow projections.

	For the Three Months Ended March 31,
(in thousands)	2019	2018
SBA servicing rights impairment
Beginning balance	$2	$134
Additions	—	—
Recoveries	—	(131)
Ending balance	$2	$3

The fair value of the SBA loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in the model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2019	December 31, 2018
SBA loan servicing rights
Fair Value	$4,855	$4,629
Composition of loans serviced for others:
Fixed-rate	—%	—%
Adjustable-rate	100.00%	100.00%
Total	100.00%	100.00%
Remaining term (years)	19.6	19.7
Modeled prepayment speed	15.06%	15.10%
Decline in fair value due to a 10% adverse change	$(204)	$(194)
Decline in fair value due to a 20% adverse change	(392)	(373)
Weighted average discount rate	13.25%	13.75%
Decline in fair value due to a 10% adverse change	$(170)	$(166)
Decline in fair value due to a 20% adverse change	(330)	(321)
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

Information about the asset quality of SBA loans serviced by the Company is shown in the table below:

SBA loans serviced	March 31, 2019			Net Charge-offs for the Three Months Ended March 31, 2019
	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$267,646	$3,842	$1,053	$—
Held-for-sale	11,485	—	—	—
Held-for-investment	172,294	3,563	4,905	(28)
Total SBA loans serviced	$451,425	$7,405	$5,958	$(28)
Loans serviced for others are not included in the Consolidated Balance Sheets as they are not assets of the Company.
Indirect Automobile Loans
The Company purchases, on a nonrecourse basis, consumer installment contracts secured by new and used vehicles purchased by consumers from franchised motor vehicle dealers and select independent dealers. A portion of the indirect automobile loans is sold with servicing retained and the Company receives ongoing servicing fees on the portfolio of loans serviced for others. During the three months ended March 31, 2019, the Company had no sales in indirect automobile loans with servicing retained. During the three months ended March 31, 2018, the Company sold $86.0 million in indirect automobile loans with servicing retained.
The gain on loan sales, amortization of servicing rights, and ongoing servicing fees are recorded in the Consolidated Statements of Comprehensive Income as part of noninterest income from indirect lending activities. During the three months ended March 31, 2019, the Company had no recorded gains on sales of indirect automobile loans. During the three months ended March 31, 2018, the Company recorded gains on sales of indirect automobile loans of $1.0 million.
During the three months ended March 31, 2019 and 2018, the Company recorded servicing fee income of $1.3 million, and $2.0 million, respectively. Servicing fee income includes servicing fees, late fees and ancillary fees earned for each period.
The table below is an analysis of the activity in the Company’s indirect automobile loan servicing rights:

	For the Three Months Ended March 31,
(in thousands)	2019	2018
Indirect automobile loan servicing rights
Beginning carrying value	$4,465	$7,118
Additions	—	569
Amortization	(618)	(814)
Ending carrying value	$3,847	$6,873
The Company has not recorded impairment on its indirect automobile loan servicing rights.
The fair value of the indirect automobile loan servicing rights, key metrics, and the sensitivity of the fair value to adverse changes in model inputs and/or assumptions are summarized below:

($ in thousands)	March 31, 2019	December 31, 2018
Indirect automobile loan servicing rights
Fair value	$3,847	$4,491
Composition of loans serviced for others:
Fixed-rate	100.00%	100.00%
Adjustable-rate	—%	—%
Total	100.00%	100.00%
Remaining term (years)	3.8	4.1
Modeled prepayment speed	22.59%	22.59%
Decline in fair value due to a 10% adverse change	$(95)	$(155)
Decline in fair value due to a 20% adverse change	(187)	(226)
Weighted average discount rate	7.51%	7.87%
Decline in fair value due to a 10% adverse change	$(33)	$(41)
Decline in fair value due to a 20% adverse change	(65)	(82)

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
Information about the asset quality of the indirect automobile loans serviced by the Company is shown in the table below:

	March 31, 2019			Net Charge-offs for the Three Months Ended March 31, 2019
Indirect automobile loans serviced	Unpaid Principal Balance
		Delinquent (days)
(in thousands)		30 to 89	90+
Serviced for others	$622,859	$1,877	$1,528	$576
Held-for-sale	—	—	—	—
Held-for-investment	1,454,748	3,560	2,172	1,054
Total indirect automobile loans serviced	$2,077,607	$5,437	$3,700	$1,630
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
The following table presents noninterest income, segregated by revenue streams in-scope and out-of-scope of Topic 606, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
($ in thousands)	2019	2018
Noninterest income:
In-scope of Topic 606:
Service charges on deposit accounts	$1,785	$1,472
Other fees and charges	2,107	2,035
Trust and wealth management	655	532
Other:
Insurance commissions	4	398
Loss on ORE	(2)	—
Total other	$2	$398
Noninterest income (in-scope of Topic 606)	4,549	4,437
Noninterest income (out-of-scope of Topic 606)	19,397	32,696
Total noninterest income	$23,946	$37,133
Contract Balances
Typically, a contract asset balance occurs when an entity performs a service for a customer before the customer payment of consideration, creating a contract receivable, or before payment is due, creating a contract asset. On the other hand, a contract liability balance is an entity’s obligation to transfer a service to a customer for which the entity has already received payment of consideration from the customer. The Company’s noninterest revenue streams are largely based on transactional activity, or standard month-end revenue accruals such as asset management fees, and insurance commissions based on the terms and conditions of the associated contracts. Consideration is often received immediately or shortly after the Company satisfies its performance obligation and revenue is recognized. The Company does not typically enter into long-term revenue contracts with customers, and therefore, does not experience significant contract balances. As of March 31, 2019 and December 31, 2018, the Company did not have any significant contract balances.

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
12. Subsequent Events
On April 30, 2019, the Bank sold MSRs relating to certain single-family mortgage loans serviced for the Government National Mortgage Association ("Ginnie Mae") with an aggregate unpaid principal balance of $2.2 billion. The sale represented approximately 22.0% of the Bank's total single-family mortgage servicing portfolio as of March 31, 2019. The sale resulted in a pre-tax loss of approximately $3.3 million. The Bank will finalize the servicing transfer for these loans on July 1, 2019.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following analysis reviews important factors affecting our financial condition at March 31, 2019 compared to December 31, 2018, and compares the results of operations for the three months ended March 31, 2019 and 2018. These comments should be read in conjunction with our consolidated financial statements and accompanying notes appearing in this Quarterly Report on Form 10-Q and the “Risk Factors” set forth in our Annual Report on Form 10-K for the year ended December 31, 2018. All percentage and dollar variances noted in the following analysis are calculated from the balances presented in the accompanying consolidated financial statements.
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

This list is intended to identify some of the principal factors that could cause actual results to differ materially from those described in the forward-looking statements included herein and are not intended to represent a complete list of all risks and uncertainties in our business. We assume no obligation to update or revise, whether as a result of new information, future events, or otherwise, any forward-looking statements that are made in this report or in any other statements, release, report or filing from time to time. Investors are encouraged to read the related section in our 2018 Annual Report on Form 10-K, including the “Risk Factors” set forth therein. Additional information and other factors that could affect future financial results may be included, from time to time, in our filings with the Securities and Exchange Commission (“SEC”).

Selected Financial Data
The following table contains selected financial data and should be read in conjunction with “Management's Discussion and Analysis of Financial Condition and Results of Operations” and unaudited consolidated financial statements and accompanying notes included in Item 1 of this Quarterly Report on Form 10-Q.

	As of or for the Three Months Ended
($ in thousands, except per share data)	March 31, 2019	December 31, 2018	March 31, 2018
INCOME STATEMENT DATA:
Interest income	$47,041	$48,271	$41,562
Interest expense	8,899	8,713	6,794
Net interest income	38,142	39,558	34,768
Provision for loan losses	936	745	2,130
Noninterest income	23,946	31,079	37,133
Noninterest expense	53,475	56,113	54,742
Net income before income taxes	7,677	13,779	15,029
Income tax expense	1,564	3,855	3,262
Net income	6,113	9,924	11,767
PERFORMANCE:
Earnings per common share - basic	$0.22	$0.36	$0.44
Earnings per common share - diluted	0.22	0.36	0.43
Total revenues	62,088	70,637	71,901
Book value per common share	16.61	16.36	15.19
Tangible book value per common share (1)	16.22	15.95	14.75
Cash dividends paid per common share	0.12	0.12	0.12
Dividend payout ratio	54.55%	33.33%	27.27%
Return on average assets	0.53%	0.82%	1.03%
Return on average shareholders' equity	5.49%	9.05%	11.83%
Equity to assets ratio	9.58%	9.43%	8.54%
Net interest margin	3.56%	3.54%	3.29%
END OF PERIOD BALANCE SHEET SUMMARY:
Total assets	$4,789,945	$4,733,796	4,811,659
Earning assets	4,418,194	4,381,616	4,465,914
Loans, excluding loans held-for-sale	3,676,805	3,685,478	3,714,308
Total loans	3,940,528	3,924,780	4,139,608
Total deposits	3,982,533	3,981,578	3,900,407
Shareholders' equity	459,014	446,241	410,744
Assets serviced for others	10,134,717	10,283,727	10,367,564
ASSET QUALITY RATIOS:
Net charge-offs, annualized to average loans	0.10%	0.08%	0.11%
Allowance to period-end loans	0.85%	0.85%	0.83%
Adjusted allowance to adjusted period-end loans (1)	1.11%	1.12%	1.15%
Nonperforming assets to total loans, ORE and repossessions	2.11%	1.93%	2.04%
Adjusted nonperforming assets to loans, ORE and repossessions (1)	0.92%	0.92%	1.14%
Allowance to nonperforming loans, ORE and repossessions	0.40x	0.44x	0.41x
SELECTED RATIOS:
Loans to total deposits	92.32%	92.56%	95.23%
Average total loans to average earning assets	89.59%	90.21%	92.71%
Noninterest income to total revenue	38.57%	44.00%	51.64%
Leverage ratio	9.60%	9.18%	8.74%
Common equity tier 1 capital	9.80%	9.54%	8.41%
Tier 1 risk-based capital	10.90%	10.64%	9.47%
Total risk-based capital	13.47%	13.24%	11.98%
LOAN PRODUCTION AND SALES VOLUME:
Mortgage loan production	$580,645	$626,438	$613,314
Total mortgage loan sales	511,677	686,153	496,484
Indirect automobile loan production	60,040	94,407	258,560
Total indirect automobile loan sales	—	—	86,000

(1)Non-GAAP financial measure. See non-GAAP reconciliation table for the comparable GAAP

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
We have continued to focus on organic growth and building meaningful presence and relationships in Georgia and northern, eastern and central Florida. During 2018, the market pressures in indirect auto required us to exit all remaining states outside of our existing branch footprint in Georgia and Florida. We have continued to emphasize investing in systems and infrastructure to create efficiencies to provide support for our continued growth. We currently have 70 total retail branches with 51 branches in Georgia and 19 in Florida. We believe our retail branch network positions us to generate new customers and business opportunities. We also continued to focus on asset quality, revenue growth, deposit growth, and quality loan growth at a well-maintained capital level.
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
Our lending activities are significantly influenced by the local economic environments in the markets we serve. We have grown our mortgage, construction, commercial, and consumer installment loan portfolios organically and through acquisitions as the economy continues to improve. The commercial loan production momentum that began in the fourth quarter of 2017 continued to be strong while we implemented strategies to grow our commercial bank. Our loan portfolio is well diversified among consumer, business, and real estate lending. The credit quality of the loans we have originated continued to be strong.
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
We generally derive approximately half of our revenues from noninterest income sources such as service charges on loan and deposit accounts, fees on other products and services and income from mortgage banking, indirect automobile, and SBA activities. The majority of the noninterest income earned from these sources is generated from gains on sales of loans including recognition of gain on loan servicing on the majority of loans sold. The retained servicing obligation generates servicing revenue over the life of the loans sold. The revenue generated from gains on sales of loans and related servicing is partially offset by amortization and possible impairment of the related servicing rights. Servicing rights are amortized in proportion to the estimated future servicing income on the underlying loans sold. Impairment on servicing rights is recorded based on changes in the estimated and actual prepayment speeds and default rates and losses on the underlying loans sold. During the three months ended March 31, 2019, impairment on mortgage servicing rights ("MSRs") of $4.8 million was recorded as part of noninterest income from mortgage banking activities.
We continued to attract new customer relationships, and talented and experienced bankers to support our growth. We are also continuing to focus on asset quality, revenue growth, deposit growth and quality loan growth at a well-maintained capital level.
Financial Performance
We recorded net income for the three months ended March 31, 2019 of $6.1 million compared to $11.8 million for the same period in 2018, a decrease of $5.7 million, or 48.0%.
Basic and diluted earnings per common share for the three months ended March 31, 2019 were each $0.22, compared to $0.44 and $0.43 of the basic and diluted earnings per common share, respectively, for the same period last year.

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

	As of or for the quarter ended
($ in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
Reconciliation of nonperforming assets to adjusted nonperforming assets:
Nonperforming assets (GAAP)	$77,800	$71,478	$75,955
Less: GNMA repurchased government-guaranteed loans included in nonaccrual loans	(35,460)	(29,057)	(26,091)
Less: SBA guaranteed loans included in nonaccrual loans	(4,000)	(3,561)	(1,541)
Less: Nonaccrual acquired loans	(5,573)	(6,120)	(7,890)
Adjusted nonperforming assets, excluding government-guaranteed and acquired loans (non-GAAP)	$32,767	$32,740	$40,433
Reconciliation of loans, ORE and repossessions to adjusted loans, ORE and repossessions, less acquired loans:
Loans, excluding loans held-for-sale	$3,676,805	$3,685,478	$3,714,308
Add: ORE	8,504	8,290	7,668
Add: repossessions	1,363	1,696	1,853
Total loans, ORE, and repossessions (GAAP)	3,686,672	3,695,464	3,723,829
Less: acquired loans	(132,984)	(141,198)	(178,496)
Adjusted loans, ORE, and repossessions, excluding acquired loans (non-GAAP)	$3,553,688	$3,554,266	$3,545,333
Nonperforming assets to loans, ORE, and repossessions (GAAP)	2.11%	1.93%	2.04%
Adjusted nonperforming assets to adjusted loans, ORE, and repossessions (non-GAAP)	0.92%	0.92%	1.14%
Nonperforming assets to total assets (GAAP)	1.62%	1.51%	1.58%
Adjusted nonperforming assets to total assets (non-GAAP)	0.68%	0.69%	0.84%
Reconciliation of allowance to adjusted allowance:
Allowance for loan losses (GAAP)	$31,155	$31,151	$30,940
Less: allowance allocated to indirect auto loans	(7,652)	(8,669)	(9,888)
Less: allowance allocated to acquired loans	(284)	(284)	(134)
Adjusted allowance for loan losses (non-GAAP)	$23,219	$22,198	$20,918
Reconciliation of period end loans to adjusted period end loans:
Loans, excluding loans held-for-sale	$3,676,805	$3,685,478	$3,714,308
Less: indirect auto loans	(1,454,748)	(1,569,274)	(1,719,670)
Less: acquired loans	(132,984)	(141,198)	(178,496)
Adjusted period end loans (non-GAAP)	$2,089,073	$1,975,006	$1,816,142
Allowance to total loans (GAAP)	0.85%	0.85%	0.83%
Adjusted allowance to adjusted period end loans (non-GAAP)	1.11%	1.12%	1.15%
Reconciliation of book value per common share to tangible book value per common share:
Shareholders' equity	$459,014	$446,241	$410,744
Less: intangibles	(10,933)	(11,197)	(12,028)
Tangible shareholders' equity	$448,081	$435,044	$398,716
End of period shares	27,629,860	27,279,729	27,034,255
Book value per common share (GAAP)	$16.61	$16.36	$15.19
Tangible book value per common share (non-GAAP)	16.22	15.95	14.75
Results of Operations
Net Income
Net income for the quarter was $6.1 million compared to $11.8 million for the same period in 2018, a decrease of $5.7 million. This decrease was primarily due to a $13.2 million decrease in noninterest income, primarily mortgage banking activities, offset by an increase in net interest income of $3.4 million, a decrease in noninterest expense of $1.3 million, and a decrease in income tax expense of $1.7 million.

On a linked-quarter basis, net income was $3.8 million lower than the previous quarter, primarily due to a decrease in noninterest income of $7.1 million driven by MSRs impairment of $4.8 million during the quarter.
Interest Income
Interest income for the quarter was $47.0 million, an increase of $5.5 million, or 13.2%, as the yield on total average interest-earning assets increased by 46 basis points, even though average loans decreased by $77.7 million, or 2.0%, compared to the same period in 2018.
On a linked-quarter basis, interest income decreased by $1.2 million, or 2.5%, primarily driven by a decrease in loan interest income of $1.4 million. Average loan balances decreased by $105.5 million for the quarter, $86.3 million of this was due to a decrease in lower yielding indirect loans, which were partially replaced in the portfolio mix with higher yielding commercial and SBA loans. Average mortgage loans also decreased by $35.0 million for the quarter. These decreases were offset by an increase in average investment securities of $40.6 million and in the average balances of commercial, SBA and construction loans. The yield on total average interest-bearing assets also increased by 7.0 basis points from the previous quarter.
Interest Expense
Interest expense for the quarter of $8.9 million reflects an increase of $2.1 million, or 31.0%, as compared to the same quarter a year ago, primarily due to rising market rates paid on money market and time deposits.
On a linked-quarter basis, interest expense increased by $186,000, or 2.1%, primarily due to a 6 basis points increase in deposit costs although average balances for interest-bearing deposits decreased by $24.5 million.
Net Interest Margin
As compared to the same quarter a year ago, net interest margin (tax equivalent) increased by 27 basis points, from 3.29% to 3.56%, primarily due to a 46 basis point increase in the yield on total average interest-earning assets of $4.4 billion, offset by an increase of 29 basis points in the yield on total average interest-bearing liabilities of $3.0 billion. Average earning assets increased by $62.7 million, primarily due to an increase in investment securities over the year, offset by a decrease in average loans, primarily indirect auto loans. Average interest-bearing liabilities decreased by $42.9 million, primarily driven by a decrease in average borrowings of $74.4 million, offset by an increase in average interest-bearing deposits of $31.4 million.
On a linked-quarter basis, the net interest margin increased from 3.54% to 3.56%, a slight increase of 2 basis points. The yield on total average interest-bearing liabilities increased by only 6 basis points while the yield on average earning assets increased by 7 basis points from 4.32% to 4.39%. Average loans decreased by $105.5 million, of which $86.3 million was a decrease in lower yielding indirect auto loans. Higher yielding investment securities increased by $40.6 million as the Bank continued to execute on its strategy to reposition its balance sheet. Average total interest-bearing liabilities decreased by $41.3 million as average deposits decreased by $24.5 million and average borrowings decreased by $16.8 million.
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
The following is a reconciliation of interest income as reported in the Consolidated Statements of Comprehensive Income to interest income on a taxable-equivalent basis:

Reconciliation of Non-GAAP Measure:	Three Months Ended March 31,
(in thousands)	2019	2018
Interest income, GAAP basis	$47,041	$41,562
Taxable-equivalent adjustment	50	39
Interest income, taxable-equivalent basis	$47,091	$41,601

Average Balances, Interest and Yields (Unaudited)

	For the Three Months Ended
	March 31, 2019			March 31, 2018
($ in thousands)	Average Balance	Income/ Expense	Yield/ Rate	Average Balance	Income/ Expense	Yield/ Rate
Assets
Interest-earning assets:
Loans:
Commercial	$939,337	$11,613	5.01%	$864,992	$10,310	4.83%
SBA	173,003	3,404	7.98%	153,732	3,062	8.08%
Construction	282,827	4,943	7.09%	258,072	4,162	6.54%
Indirect automobile	1,516,483	12,835	3.43%	1,784,982	13,095	2.98%
Installment loans and personal lines of credit	29,410	381	5.25%	41,468	302	2.95%
Residential mortgage	803,697	8,566	4.32%	724,684	7,126	3.99%
Home equity lines of credit	154,862	2,173	5.69%	149,398	1,811	4.92%
Total loans, net of unearned income (1)	3,899,619	43,915	4.57%	3,977,328	39,868	4.07%
Investment securities (1)	299,712	2,444	3.31%	155,920	1,195	3.11%
Other earning assets	153,393	732	1.94%	156,751	538	1.39%
Total interest-earning assets	4,352,724	47,091	4.39%	4,289,999	41,601	3.93%
Noninterest-earning assets:
Cash and due from banks	41,867			36,370
Allowance for loan losses	(31,117)			(30,002)
Premises and equipment, net	94,594			88,732
Other real estate	8,317			7,606
Other assets	248,788			233,677
Total noninterest-earning assets	362,449			336,383
Total assets	$4,715,173			$4,626,382

Liabilities and shareholders’ equity
Interest-bearing liabilities:
Demand deposits	$462,980	$140	0.12%	$461,614	$162	0.14%
Money market and savings deposits	1,343,178	2,510	0.76%	1,345,905	1,841	0.55%
Time deposits	934,110	3,616	1.57%	901,394	2,310	1.04%
Total interest-bearing deposits	2,740,268	6,266	0.93%	2,708,913	4,313	0.65%
Short-term borrowings	161,107	935	2.35%	235,519	910	1.57%
Subordinated debt	120,720	1,698	5.70%	120,604	1,571	5.28%
Total interest-bearing liabilities	3,022,095	8,899	1.19%	3,065,036	6,794	0.90%
Noninterest-bearing liabilities and shareholders' equity:
Demand deposits	1,185,199			1,120,562
Other liabilities	56,181			37,336
Shareholders’ equity	451,698			403,448
Total noninterest-bearing liabilities and shareholders’ equity	1,693,078			1,561,346
Total liabilities and shareholders’ equity	$4,715,173			$4,626,382
Net interest income/spread		$38,192	3.20%		$34,807	3.03%
Net interest margin			3.56%			3.29%
(1)Interest income includes the effect of taxable equivalent adjustment on nontaxable interest income using a 21% tax rate.

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
The provision for loan losses was $936,000 for the three months ended March 31, 2019, a decrease of $1.2 million compared to the same period in 2018, as credit quality trend performance remained consistent and strong over the year.
On a linked-quarter basis, provision for loan losses increased by $191,000. The primary reason for the increase was the continued growth of our commercial, SBA and mortgage loan portfolio.
The following schedule summarizes the changes in the allowance for loan losses for the periods indicated:

	As of or for the Three Months Ended March 31,		Year Ended December 31,
($ in thousands)	2019	2018	2018
Balance at beginning of period	$31,151	$29,772	$29,772
Net (charge-offs) / recoveries:
Commercial	101	(75)	(207)
SBA	28	(100)	(254)
Construction	73	364	716
Consumer	(1,057)	(1,125)	(3,901)
Mortgage	(77)	(26)	(496)
Total net charge-offs	(932)	(962)	(4,142)
Provision for loan losses	936	2,130	5,521
Balance at end of period	$31,155	$30,940	$31,151

Allowance for loan losses as a percentage of loans	0.85%	0.83%	0.85%
Adjusted allowance as a percentage of adjusted loans (non-GAAP) (1)	1.11%	1.15%	1.12%
Ratio of net charge-offs to average loans outstanding, net	0.10%	0.11%	0.11%
(1)Excludes indirect and acquired loans. See non-GAAP reconciliation table for a reconciliation to the comparable GAAP measure.
Management believes the allowance for loan losses is adequate to provide for losses inherent in the loan portfolio at March 31, 2019.
Noninterest Income
The categories of noninterest income, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Service charges on deposit accounts	$1,785	$1,472	$313	21.3%
Other fees and charges	2,309	2,235	74	3.3
Mortgage banking activities	16,735	28,562	(11,827)	(41.4)
Indirect lending activities	706	2,148	(1,442)	(67.1)
SBA lending activities	1,324	1,157	167	14.4
Trust and wealth management fees	655	532	123	23.1
Other	432	1,027	(595)	(57.9)
Total noninterest income	$23,946	$37,133	$(13,187)	(35.5)
Noninterest income was $23.9 million for the three months ended March 31, 2019, a decrease of $13.2 million, or 35.5%, compared to the same period in 2018, primarily driven by a decrease in mortgage banking activities stemming from a change in MSRs impairment of $9.4 million.
On a linked-quarter basis, noninterest income decreased by $7.1 million, or 23.0%, largely due to a decrease of $4.9 million, or 22.6%, in mortgage banking activities, primarily due to the previously mentioned MSRs impairment of $4.8 million for the quarter. SBA lending activities also decreased by $2.1 million as gains on SBA sales were seasonally lower for the quarter due to lower sales.
The majority of our noninterest income is derived from mortgage banking activities. The various components of noninterest income from mortgage banking activities are further detailed below:

	For the Three Months Ended
(in thousands)	March 31, 2019	March 31, 2018
Marketing gain, net	$15,205	$17,575
Origination points and fees	3,572	3,647
Loan servicing revenue	6,298	6,221
Gross mortgage revenue	$25,075	$27,443
Less:
MSR amortization	(3,504)	(3,426)
MSR (impairment)/recovery, net	(4,836)	4,545
Total income from mortgage banking activities	$16,735	$28,562
Noninterest Expense
The categories of noninterest expense, and the dollar and percentage change between periods, are as follows:

	Three Months Ended March 31,
($ in thousands)	2019	2018	$ Change	% Change
Salaries and employee benefits	$27,812	$27,561	$251	0.9%
Commissions	6,972	7,506	(534)	(7.1)
Occupancy and equipment, net	5,095	4,932	163	3.3
Professional and other services	4,366	4,798	(432)	(9.0)
Other	9,230	9,945	(715)	(7.2)
Total noninterest expense	$53,475	$54,742	$(1,267)	(2.3)
For the three months ended March 31, 2019, noninterest expense of $53.5 million decreased by $1.3 million, or 2.3%, compared to the same period a year ago. Lower commissions accounted for $534,000 of the decrease due to lower mortgage production in the current quarter compared to the first quarter of 2018.
On a linked-quarter basis, noninterest expense decreased by $2.6 million, or 4.7%, primarily due to a decrease in other expenses of $1.5 million, of which $1.2 million were merger related expenses, from the previous quarter. Salaries and employee benefits also decreased by $1.1 million, or 3.90%.
Income Tax Expense
Income tax expense was $1.6 million and $3.3 million for the three months ended March 31, 2019 and 2018, respectively, a decrease of $1.7 million, or 52.1%, compared to 2018, driven primarily by a decrease in pre-tax income of $7.4 million. The effective tax rate for the three months ended March 31, 2019 was 20.4%, as compared to 21.7% for the same period in 2018.
On a linked quarter basis, income tax expense decreased by $2.3 million compared to $3.9 million in the prior quarter primarily due to a decrease of $6.1 million in pre-tax income during the quarter. The effective tax rate also decreased to 20.4% from 28.0% in prior quarter.
Financial Condition
Total assets grew to $4.8 billion at March 31, 2019, an increase of $56.1 million, or 1.2%, compared to December 31, 2018, primarily due to an increase in investment securities available-for-sale of $33.9 million and an increase in loans held-for-sale of $24.4 million. The increase in loans held-for-sale was primarily in mortgage loans, which increased $26.9 million, as seasonal production began to increase. The Bank continued to increase its available-for-sale investments portfolio as part of its strategy to reposition the balance sheet to higher yielding assets. Other assets also increased by $18.4 million, mainly due to the right of use lease asset of $15.5 million recorded during the quarter as a result of the implementation of the new lease standard.
Loans
Total loans of $3.9 billion at March 31, 2019, increased by $15.7 million, or 0.4%, as compared to December 31, 2018, as loans held for sale increased by $24.4 million, offset by an overall decrease in loans held for investment of $8.7 million. Loan growth in loans held for investment was experienced in all loan categories, excluding indirect auto, specifically in commercial,

SBA and construction of $76.3 million and $31.3 million in mortgage. These increases were offset by a reduction of $114.5 million in indirect loans.
Fair Value Adjustments
Loan servicing rights decreased by $3.7 million, or 3.0%, to $116.7 million at March 31, 2019, compared to December 31, 2018. MSRs, the primary component of loan servicing rights, contributed the majority of the change, decreasing by $3.0 million, or 2.7%, to $108.4 million. The current estimated fair market value of MSRs was $113.6 million at March 31, 2019. In addition, indirect auto servicing rights decreased by $618,000 at March 31, 2019 as the Company executes its strategy to reposition its balance sheet to higher yielding assets.
At March 31, 2019, fair value adjustments recorded on the balance sheet for loans held-for-sale, interest rate lock commitments ("IRLCs"), and hedge items were $12.4 million, a $3.7 million, or 42.1% increase, from December 31, 2018. At March 31, 2019, the gross pipeline of interest rate lock commitments was $357.7 million, a $132.0 million, or 58.5% increase, from December 31, 2018, due to an increase in seasonal production.
Asset Quality
The following schedule summarizes our asset quality as of or for the three months ended for the dates indicated:

($ in thousands)	March 31, 2019	December 31, 2018	March 31, 2018
NONPERFORMING ASSETS
Nonaccrual loans (2) (6)	$61,469	$54,746	$58,706
Loans past due 90 days or more and still accruing	6,464	6,746	7,728
Repossessions	1,363	1,696	1,853
Other real estate (ORE)	8,504	8,290	7,668
Nonperforming assets	$77,800	$71,478	$75,955
ASSET QUALITY RATIOS
Loans 30-89 days past due	$17,100	$24,738	$15,695
Loans 30-89 days past due to loans	0.47%	0.67%	0.42%
Loans past due 90 days or more and still accruing to loans	0.18%	0.18%	0.21%
Nonperforming loans as a % of loans	1.85%	1.67%	1.79%
Nonperforming assets to loans, ORE, and repossessions	2.11%	1.93%	2.04%
Adjusted nonperforming assets to adjusted loans, ORE and repossessions (non-GAAP)(7)	0.92%	0.92%	1.14%
Nonperforming assets to total assets	1.62%	1.48%	1.58%
Adjusted nonperforming assets to total assets (non-GAAP) (7)	0.68%	0.68%	0.84%
Classified Asset Ratio (4)	19.67%	19.95%	21.70%
ALL to nonperforming loans	45.86%	50.66%	46.57%
Net charge-offs, annualized to average loans	0.10%	0.08%	0.11%
ALL as a % of loans	0.85%	0.85%	0.83%
Adjusted ALL as a % of adjusted loans (non-GAAP) (8)	1.11%	1.12%	1.15%
ALL as a % of loans, excluding acquired loans (5)	0.88%	0.88%	0.88%
CLASSIFIED ASSETS
Classified loans (1)	$84,382	$82,786	$83,867
ORE and repossessions	9,867	9,986	9,521
Total classified assets (3)	$94,249	$92,772	$93,388
(1)Amount of SBA guarantee included in classified loans.	$5,085	$3,561	$2,879
(2)Amount of repurchased government-guaranteed loans, primarily residential mortgage loans, included in nonaccrual loans.	$35,460	$29,057	$26,091
(3)Classified assets include loans having a risk rating of substandard or worse, both accrual and nonaccrual, repossessions and ORE, net of purchase discounts.
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

The Bank had $25.5 million in troubled debt restructured loans ("TDRs") at March 31, 2019, compared to $24.6 million at December 31, 2018, of which $14.3 million were accruing loans and $11.2 million were on nonaccrual (including $7.9 million in real estate mortgage loans modified in accordance with government programs) and included in nonperforming assets in the table above. Prior to permanently modifying a loan, we may enter into trial modifications with certain borrowers under both government and proprietary programs. Trial modifications generally represent a three- to four-month period during which the borrower makes monthly payments under the anticipated modified payment terms. Upon successful completion of the trial period, the Bank and the borrower enter into a permanent modification. Binding trial modifications are classified as TDRs when the trial offer is made and continue to be classified as TDRs, regardless of whether the borrower enters into a permanent modification.
Nonperforming assets increased from December 31, 2018 to March 31, 2019, primarily due to an increase in nonaccrual loans of $6.7 million. The majority of the increase in nonaccrual loans was due to growth of $6.4 million in the portfolio of repurchased GNMA government-guaranteed mortgage loans. Our loss exposure on the government-guaranteed loans is mitigated by the government guarantee in whole or in part.
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
When a loan is classified as nonaccrual, to the extent collection is in question, previously accrued interest is reversed, reducing interest income in the current year. If such nonaccrual loans had been on a full accrual basis, interest income on these loans for the three months ended March 31, 2019 and 2018 would have been $516,000 and $648,000, respectively.
Other Assets
Other assets were $80.7 million at March 31, 2019 compared to $62.3 million at December 31, 2018, an increase of $18.4 million. This increase was primarily due to the right-of-use asset of $15.5 million recognized for the Company's operating leases, coupled with increases in FHLB stock of $1.2 million and mortgage mark-to-market derivative asset of $2.0 million.
Deposits
Total deposits at March 31, 2019 were $4.0 billion, a slight increase of $1.0 million, compared to December 31, 2018. Core deposits, which are comprised of noninterest-bearing and interest-bearing demand accounts, decreased by $19.3 million during the quarter to $3.0 billion with decreases in money market and savings of $30.6 million and noninterest bearing demand deposits of $11.4 million, offset by increases in interest-bearing demand deposits of $22.7 million. The decrease in core deposits was offset by an increase in time deposits of $20.2 million during the quarter, mainly due to an increase of $30.0 million in brokered deposits, resulting to the increase in total deposits of $1.0 million.
The following table summarizes average deposit composition and average rate paid for the periods presented:

	For the Three Months Ended
	March 31, 2019			December 31, 2018			March 31, 2018
($ in millions)	Average Balance	Rate	Percent of Total Deposits	Average Balance	Rate	Percent of Total Deposits	Average Balance	Rate	Percent of Total Deposits
Noninterest-bearing demand deposits	$1,186	—%	30.2%	$1,239	—%	31.0%	$1,121	—%	29.3%
Interest-bearing deposits:
Demand deposits	463	0.12%	11.8%	458	0.12%	11.4%	462	0.14%	12.1%
Money market and savings	1,343	0.76%	34.2%	1,381	0.74%	34.5%	1,346	0.55%	35.1%
Time deposits	934	1.57%	23.8%	926	1.43%	23.1%	901	1.04%	23.5%
Total average deposits	$3,926	0.65%	100.0%	$4,004	0.60%	100.0%	$3,829	0.46%	100.0%
Average core deposits grew by $63.3 million, or 2.2%, compared to the same quarter in 2018, mainly due to growth in noninterest-bearing deposits of $64.6 million, offset by a slight decline in money market and savings accounts. Average time deposits grew by $32.8 million, or 3.6%, compared to the same quarter in 2018, primarily due to increases in brokered deposits.
Compared to the linked quarter, average core deposits decreased by $86.8 million, or 2.8%, mainly due to decreases in noninterest-bearing deposits of $54.2 million, and interest-bearing money market and savings accounts of $37.3 million, offset by increases in interest-bearing demand deposits of $4.6 million.
Time deposits that met or exceeded the FDIC insurance limit of $250,000 were $191.1 million, and $176.7 million at March 31, 2019 and December 31, 2018, respectively.
Borrowings
Short-term borrowings increased by $22.7 million, or 16.2%, compared to December 31, 2018, as FHLB borrowings increased by $25.0 million to finance higher loan production during the three months ended March 31, 2019, offset by a decrease in repurchase agreements of $2.3 million.
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
Management measures our liquidity position by giving consideration to both on-balance sheet and off-balance sheet sources of and demands for funds on a daily and weekly basis. As of March 31, 2019 and December 31, 2018, our cash and liquid securities totaled 10.6% and 10.2% of total assets, respectively, providing ample liquidity to support our existing operations. In addition, due to FSC being a separate entity and apart from the Bank, it must provide for its own liquidity. FSC is responsible for the payment of dividends declared for its common and preferred shareholders, and interest and principal on any outstanding debt or trust preferred securities. As of March 31, 2019 and December 31, 2018, FSC had available cash balances of $13.6 million and $10.7 million, respectively. This cash is available for general corporate purposes, including FSC's debt service obligations, providing capital support to the Bank and potential future acquisitions.
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
Our investment securities portfolio increased by $33.7 million, or 12.4%, compared to the balance at December 31, 2018. Our recent strategy has been to increase the investment portfolio as a percentage of total assets as we identify securities that meet our strategy and objectives.
Shareholders’ Equity
Shareholders’ equity was $459.0 million at March 31, 2019 and $446.2 million at December 31, 2018. The increase of $12.8 million in shareholders’ equity during the three months ended March 31, 2019 was attributable to net income earned during the period of $6.1 million, partially offset by cash dividends declared on common shares of $3.2 million. The remainder of the increase is primarily attributable to stock issued through employee programs.
On May 5, 2017, we filed a shelf registration statement with the SEC for up to $100 million of common stock, preferred stock, warrants, or debt securities, to be issued from time to time for general corporate purposes which may include funding bank and non-bank subsidiaries, financing business expansion, or refinancing or extending the maturity of debt obligations and investments at the holding company level. The amount was available to be issued as of June 15, 2017, which was the date that the SEC issued a Notice of Effectiveness. As of March 31, 2019, we have not issued any securities under the shelf registration statement.
On May 4, 2018, we filed a registration statement with the SEC to issue up to 1,250,000 shares of common stock, pursuant to awards granted or exercised under the Fidelity Southern Corporation 2018 Omnibus Incentive Plan (the "Plan") reduced by grants under the Fidelity Southern Equity 2006 Incentive Plan, as amended (the "Prior Plan") after December 31, 2017, plus an indeterminate number of additional shares of underlying awards outstanding as of March 8, 2018 under the Prior Plan that thereafter terminate or expire unexercised, or are canceled, forfeited or lapse for any reason and may become issuable under the Plan, plus such indeterminate number of additional securities as may become issuable under the Plan as the result of any future stock splits, stock dividends or similar adjustments of the Common Stock. No further awards will be granted under the Prior Plan and the Prior Plan will remain in effect only for so long as awards granted thereunder remain outstanding. As of March 31, 2019, a total of 58,144 restricted stock grant awards have been issued to the Directors and Executive officers under the Plan.
On May 8, 2018, we filed a registration statement with the SEC to issue up to 1,224,616 shares of common stock to be issued to shareholders and first-time investor participation in our Direct Stock Purchase and Dividend Investment Plan (the "DRIP Plan"). As of March 31, 2019, there were 905,748 shares remaining to be granted under the DRIP Plan.
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
As part of our capital management strategy, we carefully monitor the impact of the loan servicing rights on our capital ratios and evaluate ways to effectively manage capital requirements, including selling portions of our MSRs. As part of our analysis, we consider current and proposed regulatory capital guidelines surrounding MSRs. Total capital is comprised of Tier 1 capital plus certain adjustments, the largest of which is our qualifying subordinated debt, as well as the allowable portion of the allowance for loan losses. Risk-weighted assets refer to our on- and off-balance sheet exposures, adjusted for their related risk levels using formulas set forth in FDIC regulations.
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
Under the final rules, to be considered “adequately capitalized,” or “well-capitalized”, an institution generally must meet the capital measures as laid out on the table below:

	Adequately Capitalized			Well Capitalized
	(minimum)	(with buffer in 2018)	(with buffer fully phased in 2019)	(minimum)
Total risk-based capital	8.000%	9.875%	10.500%	10.000%
Tier 1 risk-based capital	6.000%	7.875%	8.500%	8.000%
CET 1 capital	4.500%	6.375%	7.000%	6.500%
Leverage ratio	4.000%	N/A	N/A	5.000%
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
To continue to conduct our business as currently conducted, we must maintain capital levels well above the minimum regulatory requirements. At March 31, 2019, the Bank’s capital ratios exceeded the well capitalized and regulatory minimum ratios discussed above.

The following tables sets forth the minimum regulatory capital requirements for the Bank under FDIC regulations and the Bank’s regulatory capital ratios at March 31, 2019 and December 31, 2018:

Fidelity Bank	March 31, 2019		December 31, 2018
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$403,994	9.83%	$396,577	9.72%
Minimum	184,941	4.50%	183,600	4.50%
Tier 1 Capital:
Actual	$419,994	10.22%	$412,577	10.11%
Minimum	246,572	6.00%	244,853	6.00%
Total Risk-Based Capital:
Actual	$537,226	13.08%	$529,784	12.98%
Minimum	328,579	8.00%	326,523	8.00%
Tier 1 Capital Leverage Ratio:
Actual		9.00%		8.72%
Minimum		4.00%		4.00%
The FRB, as the primary regulator of FSC, has established minimum regulatory capital requirements as a function of its oversight of bank holding companies. The following tables depict FSC’s regulatory capital ratios at March 31, 2019 and December 31, 2018, in relation to the minimum capital ratios established by the regulations of the FRB:

Fidelity Southern Corporation	March 31, 2019		December 31, 2018
($ in thousands)	Amount	Percent	Amount	Percent
Common Equity Tier 1 Capital:
Actual	$402,938	9.80%	$388,975	9.54%
Minimum	185,023	4.50%	183,479	4.50%
Tier 1 Capital:
Actual	$447,938	10.90%	$433,975	10.64%
Minimum	246,571	6.00%	244,723	6.00%
Total Risk-Based Capital:
Actual	$553,777	13.47%	$539,789	13.24%
Minimum	328,895	8.00%	326,156	8.00%
Tier 1 Capital Leverage Ratio:
Actual		9.60%		9.18%
Minimum		4.00%		4.00%
Our regulatory capital ratios are currently well in excess of the minimum standards and continue to be in the "well capitalized" regulatory classification.
Dividends
On April 18, 2019, we declared a cash dividend of $0.12 per share, payable on May 10, 2019, to common shareholders of record as of April 29, 2019.
Future dividends require a quarterly review of current and projected earnings for the remainder of 2019 in relation to capital requirements prior to the determination of the dividend, and be subject to regulatory restrictions under applicable law. The Board of Directors for both the Bank and the Company will review on a quarterly basis whether to declare and pay dividends for the remainder of the fiscal year 2019, with the declared and paid dividend consistent with current regulatory limitations, earnings, capital requirements, and forecasts of future earnings.
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
Visa Class B Stock
As of March 31, 2019, we owned 46,436 shares of Class B common stock of Visa, Inc. We received these Class B shares in 2008 as part of Visa’s initial public offering. These shares are transferable only under limited circumstances until they can be converted into the publicly traded Class A shares. This conversion will not occur until the settlement of certain litigation which is indemnified by Visa members. Visa funded an escrow account from its initial public offering to settle these litigation claims. Should this escrow account not be sufficient to cover these litigation claims, Visa is entitled to fund additional amounts to the escrow account by reducing each member bank’s Class B conversion ratio to unrestricted Class A shares. Effective June 28, 2018, the conversion rate for each Class B common share decreased to 1.6298 shares of Class A common stock.  Based on the existing transfer restriction and the uncertainty of the covered litigation, the Visa Class B shares (75,681 Class A equivalent shares) that we own are carried at a zero cost basis as of March 31, 2019.
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
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the three months ended March 31, 2019, that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION
Item 1. Legal Proceedings
We are a party to various legal proceedings such as claims and lawsuits arising in the course of our normal business activities. Although the ultimate outcome of all claims and lawsuits outstanding as of March 31, 2019 cannot be ascertained at this time, it is the opinion of management that these matters, when resolved, will not have a material adverse effect on our business, results of operations or financial condition.
However, on March 8, 2019, an action captioned Paul Parshall v. Fidelity Southern Corporation et al., Case 1:19-cv-01098-MHC (the “Parshall Action”), was filed in the U.S. District Court for the Northern District of Georgia on behalf of a purported class of Fidelity shareholders against Fidelity, its current directors and Ameris. This complaint contends, among other things, that the registration statement on Form S-4 (as amended, the “Registration Statement”) filed by Ameris on February 12, 2019 in connection with the Merger is false and misleading because it omits certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act. The complaint filed in connection with the Parshall Action seeks, among other things, injunctive relief enjoining the defendants from consummating the Merger, a supplement to the Registration Statement (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs, including attorneys’ fees and experts’ fees.
On April 24, 2019, an action captioned Morten Oftedal v. Fidelity Southern Corporation et al., Case 1:19-cv-03656 (the “Oftedal Action” and together with the Parshall Action, the “Actions”), was filed in the U.S. District Court for the Southern District of New York on behalf of a purported class of Fidelity shareholders against Fidelity and its current directors. This complaint contends, among other things, that the definitive joint proxy statement/prospectus contained in the Registration Statement (the “Definitive Proxy Statement”) is false and misleading because it omits certain allegedly material information in violation of Sections 14(a) and 20(a) of the Exchange Act, and Rule 14a-9 promulgated under the Exchange Act. The complaint filed in connection with the Oftedal Action seeks, among other things, injunctive relief enjoining the defendants from consummating the Merger, a supplement to the Registration Statement (or, in the event the Merger is consummated, rescinding the Merger or awarding rescissory damages). The complaint also seeks to recover costs, including attorneys’ fees and experts’ fees.
Management believes that the Actions are without merit, and denies that any further disclosure beyond that already contained in the Registration Statement and the Definitive Proxy Statement included therein is required under applicable law to supplement the Registration Statement and the Definitive Proxy Statement included therein which has been disseminated to Fidelity and Ameris stockholders. Nonetheless, to avoid the risk that the Actions may delay or otherwise adversely affect the consummation of the Merger and to minimize the expense of defending such Actions, FSC made certain supplemental disclosures to the Registration Statement in a Current Report on Form 8-K filed with the SEC on April 26, 2019, as amended on April 30, 2019 (the “Form 8-K”). Nothing in this Quarterly Report on Form 10-Q or the Form 8-K shall be deemed an admission of the legal necessity or materiality under applicable laws of any of the supplemental disclosures set forth herein or therein. At this time, FSC is unable to state whether the likelihood of an unfavorable outcome of either action is probable or remote. FSC is also unable to provide an estimate of the range or amount of potential loss if the outcome for either action should be unfavorable.
Item 1A. Risk Factors
While the Company attempts to identify, manage, and mitigate risks and uncertainties associated with its business to the extent practical under the circumstances, some level of risk and uncertainty will always be present. Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, describes some of the risks and uncertainties associated with our business. These risks and uncertainties have the potential to materially affect our cash flows, results of operations, and financial condition. We do not believe that there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

	(a)	(b)	(c)	(d)
Period	Total Number of Shares (or Units) Purchased	Average Price Paid per Share (or unit)	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares (or Units) That May Yet Be Purchased Under the Plans or Programs
January 2019	7,559	$28.95	—	$10,000,000
February 2019	—	—	—	10,000,000
March 2019	—	—	—	10,000,000
Total	7,559	$28.95	—	$10,000,000
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

FIDELITY SOUTHERN CORPORATION
(Registrant)
Date:	May 3, 2019	BY:	/s/ JAMES B. MILLER, JR.
James B. Miller, Jr.
Chief Executive Officer
Date:	May 3, 2019	BY:	/s/ CHARLES D. CHRISTY
Charles D. Christy
Chief Financial Officer